Form 10-Q
period 1995-09-30
WITTER DEAN DIVERSIFIED FUTURES FUND II L P
filed 1995-11-13
CIK 839945

UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549

                                                  FORM 10-Q



[X]      Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the Period ended September 30, 1995 or

[ ]  Transition report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-24662

                       DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    (Exact name of registrant as specified in its charter)


       Delaware                                          13-3490286
(State or other jurisdiction of                       (I.R.S. Employer
Incorporation or organization)                       Identification No.)

c/o Demeter Management Corp.
Two World Trade Center, New York, NY 62 Fl.                  10048
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (212) 392-5454


(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                         No

                                DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

                                   INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                           September 30, 1995

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

         Statements of Financial Condition September 30, 1995
         (Unaudited) and December 31, 1994.....................2

         Statements of Operations for the Quarters Ended
         September 30, 1995 and 1994 (Unaudited)...............3

         Statements of Operations for the Nine Months Ended
         September 30, 1995 and 1994 (Unaudited)...............4

         Statements of Changes in Partners' Capital for the
         Nine Months ended September 30, 1995 and 1994
         (Unaudited)...........................................5

         Statements of Cash Flows for the Nine Months Ended
         September 30, 1995 and 1994 (Unaudited)...............6

         Notes to Financial Statements (Unaudited)......... 7-11

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations..12-19

Part II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.................20




                                DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                                      STATEMENTS OF FINANCIAL CONDITION


                                                                 September 30,            December 31,
                                                                     1995                     1994

                                                                  (Unaudited)
ASSETS
Equity in commodity futures trading accounts:
   Cash                                                         $ 16,756,623               $ 15,466,376
   Net unrealized gain (loss) on open contracts                     (850,182)                 2,176,680

   Total Trading Equity                                           15,906,441                 17,643,056

Interest receivable (DWR)                                             56,832                     67,184

   Total Assets                                                 $ 15,963,273               $ 17,710,240


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                         $     342,551             $      368,942
   Accrued brokerage commissions (DWR)                               119,690                    132,803
   Accrued management fee (DWFCM)                                     39,897                     44,268
   Accrued incentive fee (DWFCM)                                      37,954                    213,568
   Accrued transaction fees and costs                                  4,609                      3,173

   Total Liabilities                                                 544,701                    762,754


Partners' Capital

   Limited Partners (5,965.958 and
    6,388.295 Units, respectively)                                15,154,397                 16,676,005
   General Partner (104 Units)                                       264,175                    271,481

   Total Partners' Capital                                        15,418,572                 16,947,486

   Total Liabilities and Partners' Capital                      $ 15,963,273               $ 17,710,240


NET ASSET VALUE PER UNIT                                       $    2,540.14              $    2,610.40




                               The accompanying footnotes are an integral part
                                       of these financial statements.

                                DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                                          STATEMENTS OF OPERATIONS
                                                (Unaudited)





                                                               For the Quarters Ended September 30,

                                                                   1995                  1994
REVENUES
   Trading profit (loss):
        Realized                                              $   164,174           $   761,944
        Net change in unrealized                               (1,794,089)             (872,852)

          Total Trading Results                                (1,629,915)             (110,908)

   Interest Income (DWR)                                          184,766               149,617

          Total Revenues                                      (1,445,149)                38,709


EXPENSES

   Brokerage fees (DWR)                                           378,756               372,485
   Management fees (DWFCM)                                        126,252               124,162
   Transaction fees and costs                                      32,352                28,160
   Incentive fees (DWFCM)                                        (325,092)             (130,229)

          Total Expenses                                          212,268               394,578

NET LOSS                                                      $(1,657,417)        $    (355,869)

   Limited Partners                                            (1,629,637)             (350,377)
   General Partner                                                (27,780)               (5,492)

                                                              $(1,657,417)         $   (355,869)

NET LOSS PER UNIT

   Limited Partners                                          $    (267.12)        $      (52.69)
   General Partner                                           $    (267.12)        $      (52.69)


                               The accompanying footnotes are an integral part
                                       of these financial statements.

                                DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                                          STATEMENTS OF OPERATIONS
                                               (Unaudited)





                                                             For the Nine Months Ended September 30,

                                                                   1995                  1994
REVENUES
   Trading profit (loss):
        Realized                                              $ 3,590,864          $  1,048,245
        Net change in unrealized                               (3,026,862)             (468,700)

          Total Trading Results                                   564,002               579,545

   Interest Income (DWR)                                          574,205               383,940

          Total Revenues                                        1,138,207               963,485


EXPENSES

   Brokerage fees (DWR)                                         1,180,793             1,109,113
   Management fees (DWFCM)                                        393,598               369,705
   Transaction fees and costs                                    (160,363)               96,919
   Incentive fees (DWFCM)                                         102,407              (149,429)

          Total Expenses                                        1,516,435             1,426,308

NET LOSS                                                    $    (378,228)       $     (462,823)

   Limited Partners                                              (370,922)             (455,684)
   General Partner                                                 (7,306)               (7,139)

                                                            $    (378,228)        $    (462,823)

NET LOSS PER UNIT

   Limited Partners                                         $      (70.26)        $      (64.46)
   General Partner                                          $      (70.26)        $      (64.46)




                               The accompanying footnotes are an integral part
                                       of these financial statements.


                                DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                            For the Nine Months Ended September 30, 1995 and 1994
                                                 (Unaudited)




                                              Units of
                                             Partnership        Limited          General
                                              Interest         Partners          Partner          Total
Partners' Capital
  December 31, 1993                          7,048.887      $17,109,409        $346,701        $17,456,110

Net Loss                                             -         (455,684)         (7,139)          (462,823)

Redemptions                                   (415.257)        (904,394)        (88,728)          (993,122)

Partners' Capital
  September 30, 1994                         6,633.630      $15,749,331        $250,834        $16,000,165



Partners' Capital
  December 31, 1994                          6,492.295      $16,676,005        $271,481        $16,947,486

Net Loss                                             -         (370,922)         (7,306)          (378,228)

Redemptions                                   (422.337)      (1,150,686)              -         (1,150,686)

Partners' Capital
  September 30, 1995                         6,069.958      $15,154,397        $264,175        $15,418,572






                              The accompanying footnotes are an integral part
                                       of these financial statements.


                                DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                                          STATEMENTS OF CASH FLOWS
                                                 (Unaudited)





                                                             For the Nine Months Ended September 30,

                                                                   1995                  1994
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                      $   (378,228)        $   (462,823)
Noncash item included in net loss:
        Net change in unrealized                                 3,026,862              468,700

   (Increase) decrease in operating assets:
        Interest receivable (DWR)                                    10,352             (13,449)

   Increase (decrease) in operating liabilities:
        Accrued brokerage commissions (DWR)                         (4,371)             (11,882)
        Accrued management fee (DWFCM)                            (175,614)              (3,961)
        Accrued incentive fee (DWFCM)                              (13,113)            (204,868)
        Accrued transaction fees and costs                           1,436                  108

Net cash provided by (used for) operating activities             2,467,324             (228,175)


CASH FLOWS FROM FINANCING ACTIVITIES


   Increase (decrease) in redemptions payable                      (26,391)              92,312
   Redemptions of units                                         (1,150,686)            (993,122)

Net cash used for financing activities                          (1,177,077)            (900,810)


Net increase (decrease) in cash                                  1,290,247           (1,128,985)

Balance at beginning of period                                  15,466,376           16,704,027

Balance at end of period                                       $16,756,623          $15,575,042





                               The accompanying footnotes are an integral part
                                       of these financial statements.


               DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                      NOTES TO FINANCIAL STATEMENTS
                               (UNAUDITED)
The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition. The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 1994 Annual Report on Form 10-K.

1. Organization
Dean Witter Diversified Futures Fund II L.P. (the "Partnership") was organized to engage in the speculative trading of commodity futures and futures-related contracts, including forward contracts on foreign currencies.


The General Partner for the Partnership is Demeter Management
Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR").


The General Partner is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by the General and Limited Partners based upon their proportional ownership interest.

2. Summary of Significant Accounting Policies
Net Income (Loss) per Unit - Net income (loss) per unit was computed using the weighted average number of units outstanding during the period.

                                DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Equity in Commodity Futures Trading Accounts - The Partnership's asset "Equity in Commodity Futures Trading Accounts" consists of cash on deposit at DWR to be used as margin for trading and the net asset or liability related to unrealized gains or losses on open contracts. The asset or liability related to the unrealized gains or losses on forward contracts is presented as a net amount because the Partnership has a master netting agreement with DWR.


3. Trading Manager
The trading manager who makes all trading decisions for the Partnership is Dean Witter Futures and Currency Management, Inc.
("DWFCM"), an affiliate of DWR.


4. Related Party Transactions
The General Parnter, DWR, and DWFCM are all wholly owned subsidiaries of Dean Witter, Discover & Co. The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR. Management and incentive fees incurred by the Partnership are paid to DWFCM.

                                DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)



5. Off-Balance Sheet Risk
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At September 30, 1995, open contracts were:

                                          Contract or
                                        Notional Amount

Exchange Traded Contracts:
 Financial Futures:
   Commitments to Purchase               $ 2,353,000
 Commodity Futures:
   Commitments to Purchase               $13,200,000
   Commitments to Sell                   $ 3,836,000
 Foreign Futures:
   Commitments to Purchase               $38,620,000
   Commitments to Sell                   $22,239,000
Off Exchange Traded Contracts:
 Forward Currency Contracts:
   Commitments to Purchase               $59,704,000
   Commitments to Sell                   $57,179,000


A portion of the amounts indicated as off-balance sheet risk in forward foreign currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

                                DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The unrealized gains and losses on open contracts is reported as a component of "Equity in Commodity Futures Trading Accounts" on the Statement of Financial Condition and totaled $(850,182) at September 30, 1995. Of the $850,182 net unrealized loss on open contracts as of September 30, 1995, $366,003 related to exchange traded futures contracts and ($1,216,185) related to off-exchange traded forward currency contracts.


Exchange Traded Futures Contracts held by the Partnership at
September 30, 1995 mature through June 1996.  Off Exchange Traded
Forward Currency Contracts held by the Partnership at September 30, 1995 mature through November 1995.

The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because the sole counterparty with respect to most of the Partnership's assets is DWR. Exchange traded futures contracts are marked to market on a daily basis, with variations in value credited or charged to the Fund's account

                                DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                                  NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totalled $17,122,626 at September 30, 1995. With respect to the Partnership's off-exchange traded foreign currency forward contracts, there are no daily settlements of variations in value.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Liquidity - The Partnership's assets are on deposit in separate commodity interest trading accounts with DWR, and are used by the Partnership as margin to engage in commodity futures, forward contracts and other commodity interest trading. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts, forward contracts on foreign currencies and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in commodity futures and forward contracts and other commodity interests may be illiquid. If the price for the futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets and subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions.

Market Risk. The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities and currencies. In entering into these contracts there exists a risk to the Partnership (market risk) that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interest positions held by the Partnership at the same time, and if the Trading Advisor was unable to offset futures interest positions of the Partnership, the Partnership could lose all of its assets. The Partnership has established Trading Policies for liquidity and leverage which help control market risk. Both the Trading Advisor and the General Partner monitor the Partnership's trading activities on a daily basis to ensure compliance with the Trading Policies. The General Partner may (under terms of the Management Agreement) override the trading instructions of the Trading Advisor to the extent necessary to comply with the Partnership's Trading Policies.

Credit Risk. In addition to market risk, the Partnership is subject to credit risk in that a counterparty may not be able to meet its obligations to the Partnership. The counterparty of the Partnership for futures contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its members' customers, and as such, should significantly reduce this credit risk. In cases where the Partnership trades on exchanges where the clearinghouse is not backed by the membership or when the Partnership enters into off-exchange contracts with a counterparty, the sole recourse of the Partnership will be the clearinghouse or the counterparty as the case may be. With respect to futures contracts, DWR, in its business as an international commodity broker, constantly monitors the creditworthiness of the exchanges and clearing members of the foreign exchanges with which it does business for clients, including the Partnership. If DWR believes that there was a problem with the credit-worthiness of an exchange on which the Partnership deals, it would so advise the General Partner. With respect to forward contract trading, the Partnership trades with only those counterparties which the General Partner, together with DWR, have determined to be creditworthy. As set forth in the Partnership's Trading Policies, in determining credit-worthiness, the General Partner and DWR consult with the Corporate Credit Department of DWR. Currently, the Partnership deals solely with DWR as its counterparty on forward contracts. While DWR and the General Partner monitor creditworthiness and risk involved in dealing on the various exchanges and with counterparties, there can be no assurance that an exchange or counterparty will be able to meet its obligations to the Partnership.

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures, forward contracts on foreign currencies and other commodity interests. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter and Nine Months Ended September 30, 1995
For the quarter ended September 30, 1995 the Partnership's total loss net of interest income was $1,445,149. During the third quarter, the Partnership posted a loss in Net Asset Value per Unit. The most significant trading losses were recorded in financial futures as global interest rate futures prices experienced choppiness throughout the quarter. As a result of this price volatility, losses were experienced in U.S. Treasury bond, Treasury note and eurodollar futures, as well as in Japanese, Australian and French government bond futures trading. In global stock index futures, a sharp reversal in the downward trend in the Japanese Nikkei Index during July resulted in losses for the Partnership's previously established short Nikkei positions. Additional losses in this complex were recorded in Australian All Ordinaries Index futures as Australian stock prices remained in a short-term volatile range. In agricultural futures trading, net losses were recorded from trading the soybean products and corn as prices remained trendless throughout the quarter. Smaller losses were recorded in each of the energy, metals and soft commodities complexes as prices moved in a trendless pattern for most of the quarter. Trading gains from transactions involving the Japanese yen were recorded during al three months of the quarter as a downward trend in the value of the yen relative to the U.S. dollar was evident until late September. Smaller Partnership gains were recorded in August from transactions involving the British pound as its value declined relative to the U.S. dollar. These gains offset losses experienced due to a sharp reversal in European currency values during late September. Total expenses for the period were $212,268, resulting in a net loss of $1,657,417. The value of an individual Unit in the Partnership decreased from $2,807.26 at June 30, 1995 to $2,540.14 at September 30, 1995.


For the nine months ended September 30, 1995 the Partnership's total revenue including interest income was $1,138,207. During the first three quarters of the year, the Partnership posted a loss in Net Asset Value per Unit. The most significant losses were recorded in agricultural futures, primarily due to a trendless environment in soybean and corn prices. In other markets, trading losses were experienced in metals futures as precious and base metals prices traded within a short-term volatile pattern for most of the year. Losses were also recorded in soft commodities and energy futures trading due to a similar price volatility. Trading gains were recorded in financial futures between February and May as global bond prices trended higher. As a result, gains were recorded in Japanese, U.S., Australian and European interest rate futures. Additional gains within this complex were recorded from long positions in S&P 500 Index futures as domestic stock prices reached record highs throughout the first nine months of the year. Currency trading also helped in offsetting a portion of the Partnership's losses as an upward trend in the Japanese yen and major European currencies versus the U.S. dollar occurred between February and April. This upward trend in these foreign currencies lost momentum during May and June. However, a declining trend in the Japanese yen relative to the U.S. dollar occurred between July and September resulting in net gains for the Partnership's short yen positions during this period. Total expenses for the period were $1,516,435, resulting in a net loss of $378,228. The value of an individual Unit in the Partnership decreased from $2,610.40 at December 31, 1994 to $2,540.14 at September 30, 1995.

For the Quarter and Nine Months Ended September 30, 1994
For the quarter ended September 30, 1994 the Partnership's total trading revenues including interest income were $38,709. During the third quarter, the Partnership posted a loss in Net Asset Value per Unit. The most significant trading losses were recorded during July and August in financial futures as a result of trendless price movement in U.S. and European interest rate futures prices. Additional losses were recorded in the energy markets as oil and gas prices moved in a short-term volatile range during August and September. Smaller losses were recorded for the Partnership in the international markets as a result of losses experienced from trading cotton, cocoa and sugar. Trading gains were recorded in the currency markets during the third quarter as a result of profits recorded from transactions involving the U.S. dollar versus most major European currencies and the Canadian dollar. Additional gains were recorded in the agricultural markets from trading soybean products and corn futures during July and September and in the metals markets as gains in copper offset losses resulting from
trading precious metals during the quarter.    Total expenses for
the period were $394,578, resulting in a net loss of $355,869. The value of an individual Unit in the Partnership decreased from $2,464.67 at June 30, 1994 to $2,411.98 at September 30, 1994.


For the nine months ended September 30, 1994 the Partnership's total trading revenues including interest income were $963,485. During the first nine months of the year, the Partnership posted a loss in Net Asset Value per Unit. The most significant losses were recorded in the agricultural, energy and currency markets. The majority of losses in the agricultural markets resulted from trading in the soybean products during January, May and June. In the energy markets, the Partnership recorded losses as a result of gas and oil prices moving in a tight range in the first and third quarters of the year. In the currency markets the Partnership recorded losses due primarily to transactions involving the U.S. dollar versus most European currencies and the Japanese yen in
January, February, April and May.   Trading gains in the inter-
national markets from trading coffee in May and June and in the financial markets from trading U.S. and European interest futures during March and throughout the second quarter, offset a portion of
overall losses for the first nine months of the year.    Total
expenses for the period were $1,426,308, resulting in a net loss of $462,823. The value of an individual Unit in the Partnership decreased from $2,476.44 at December 31, 1993 to $2,411.98 at September 30, 1994.

                                         PART II. OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K

         (A)     Exhibits - None.


         (B)     Reports on Form 8-K. - None.

                                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          Dean Witter Diversified Futures
                                          Fund II L.P. (Registrant)

                                          By: Demeter Management Corporation
                                               (General Partner)

November 13, 1995                         By:  /s/ Patti L. Behnke
                                                   Patti L. Behnke
                                                   Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.