Form 10-K
period 1995-12-31
WITTER DEAN DIVERSIFIED FUTURES FUND II L P
filed 1996-03-28
CIK 839945

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                          FORM 10-K

[X]    Annual report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1995 or

[ ]    Transition report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from ___________to_______________
Commission File Number 33-24662

                        DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

                    (Exact name of registrant as specified in its Limited
                            Partnership Agreement)

              DELAWARE                                      13-3490286
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation of organization)                      Identification No.)

c/o Demeter Management Corp.
Two World Trade Center, New York, N.Y.-62nd Fl.              10048
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (212) 392-5454

Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of each exchange
Title of each class                                  on which registered

              None                                         None

Securities registered pursuant to Section 12(g) of the Act:

                            Units of Limited Partnership Interest

                                      (Title of Class)


                                      (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes    X        No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein,and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10K. [ X ]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold, or the average bid and asked prices of such units, as of a specified date within 60 days prior to the date of filing: $14,347,798.87 at January 31, 1996.

                             DOCUMENTS INCORPORATED BY REFERENCE
                                        (See Page 1)


                    DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                         INDEX TO ANNUAL REPORT ON FORM 10-K
                                  DECEMBER 31, 1995

                                                              Page No.

DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . . . . .  1


Part I .

    Item    1.  Business. . . . . . . . . . . . . . . . . . . . . . .  2-3

    Item    2.  Properties. . . . . . . . . . . . . . . . . . . . . .    4

    Item    3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . 4

    Item    4.  Submission of Matters to a Vote of Security Holders . . .4

Part II.

    Item    5.  Market for the Registrant's Partnership Units and
                Related Security Holder Matters . . . . . . . . . .  . . 5

    Item    6.  Selected Financial Data . . . . . . . . . . . . . .  . . 6

    Item    7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations. . . . . . . .  . 7-11

    Item    8.  Financial Statements and Supplementary Data. . . .  . . 11

    Item    9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure. . . . . . . .  . . 11

Part III.

    Item   10.  Directors, Executive Officers, Promoters and
                Control Persons of the Registrant . . . . . . . . .  12-15

    Item   11.  Executive Compensation . . . . . . . . . . . . . .  .   15

    Item   12.  Security Ownership of Certain Beneficial Owners
                and Management . . . . . . . . . . . . . . . . . .  .   15

    Item   13.  Certain Relationships and Related Transactions . .  .   16

Part IV.

    Item   14.  Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K . . . . . . . . . . . . . . .  . .  17

                         DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated                          Part of Form 10-K

        Partnership's Registration Statement                   I and IV
        on Form S-1, File No. 33-24662

        December 31, 1995 Annual Report                        II and IV
        for the Dean Witter Diversified
        Futures Fund II L.P.

                                       PART I
Item 1.  BUSINESS
       (a) General Development of Business. Dean Witter Diversified Futures Fund II L.P. (the "Partnership") is a Delaware limited partnership formed to engage in the speculative trading of commodity futures contracts and other commodity interests, including, but not limited to, forward contracts on foreign currencies and options on futures contracts and physical commodities.
         Units of limited partnership interest in the Partnership were registered pursuant to a Registration Statement on Form S-1 (File No. 33-24662) which became effective on October 28, 1988. The offering of units was underwritten on a "best efforts" basis by Dean Witter Reynolds Inc. ("DWR"), a commodity broker and an affiliated corporation of the Partnership's General Partner, Demeter Management Corporation ("Demeter"). The Partnership commenced operations on January 18, 1989. The Partnership's net asset value per unit, as of December 31, 1995, was $2,534.82 representing a decrease of 2.90 percent from the net asset value per unit of $2,610.40 at December 31, 1994. For a more detailed description of the Partnership's business see subparagraph (c).
       (b) Financial Information about Industry Segments. The Partnership's business comprises only one segment for financial reporting purposes, speculative trading of commodity futures contracts and other commodity interests. The relevant financial information is presented in Items 6 and 8.
       (c) Narrative Description of Business. The Partnership is in the business of speculative trading in commodity futures contracts and other commodity interests, pursuant to trading instructions provided by Dean Witter Futures & Currency Management Inc. ("DWFCM"), a wholly-owned subsidiary of Dean Witter, Discover & Co. ("DWD") and an affiliate of DWR, and Demeter Management Corporation ("Demeter"). For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's Prospectus, dated October 28, 1988, filed as part of the Registration Statement on Form S-1 (see "Documents Incorporated by Reference" Page 1), set forth below:

       Facets of Business
       1.  Summary                         1.  "Summary of the Prospectus"
                                                (Pages 2-7).

       2.  Commodity Markets               2.  "The Commodities Markets"
                                                (Pages 57-67).

       3.  Partnership's Commodity         3.  "Trading Policies" (Pages
           Trading Arrangements and             28-29) "The Trading
           Policies                             Manager" (Pages 29-38).

       4.  Management of the Part-         4.  "The Management Agreement"
           nership                              (Pages 39-41). "The General
                                                Partner" (Pages 41-56) and
                                                "The Commodity Broker"(Pages
                                                56-57).  "The Limited Part-
                                                nership Agreement" (Pages
                                                68-73).

       5.  Taxation of the Partner-        5.  "Federal Income Tax
           ship's Limited Partners              Aspects" and "State and Local
                                                Income Tax Aspects" (Pages
                                                75-83).



    (d) Financial Information About Foreign and Domestic Operations and Export Sales.

     The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity broker) enters into forward contract transactions where foreign banks are the contracting party and futures contracts on foreign exchanges.

Item 2.  PROPERTIES
       The executive and administrative offices are located within the offices of DWR. The DWR offices utilized by the Partnership are located at Two World Trade Center, 62nd Floor, New York, NY 10048.
Item 3.  LEGAL PROCEEDINGS
       Demeter is not aware of any material pending legal proceedings to which the Partnership is a party or to which any of its assets are subject.
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       None.

                                       PART II

Item 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

       There is no established public trading market for the Units of Limited Partnership Interest in the Partnership. The number of holders of Units at December 31, 1995 was approximately 905. No distributions have been made by the Partnership since it commenced operations on January 18, 1989. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. No determination has yet been made as to future distributions.


Item 6.  SELECTED FINANCIAL DATA (in dollars)








                                              For the Years Ended December 31,
                           1995           1994           1993           1992             1991

Total Revenues
(including interest)     1,556,726      3,037,932      3,868,460     5,240,665         5,508,799


Net Income (Loss)         (410,574)       853,441      1,263,735     2,627,638         3,105,951


Net Income (Loss)
Per Unit (Limited
& General Partners)         (75.58)        133.96         169.48        351.78            348.23


Total Assets            15,550,215     17,710,240     18,055,627    18,580,721        18,339,334


Total Limited
Partners' Capital       14,341,357     16,676,005     17,109,409    16,853,690        16,937,481


Net Asset Value Per
Unit of Limited
Partnership Interest      2,534.82       2,610.40       2,476.44      2,306.96          1,955.18

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Liquidity. The Partnership's assets are deposited in separate commodity interest trading accounts with DWR, the commodity broker, and are used by the Partnership as margin to engage in commodity futures contract trading. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission ("CFTC") for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.
       The Partnership's investment in commodity futures contracts and other commodity interests may be illiquid. If the price for a futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.
       There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets and subjecting it to substantial losses.
       Either of these market conditions could result in restrictions on redemptions.

       Market Risk. The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities and currencies.
In entering into these contracts there exists a risk to the Partnership (market risk) that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the commodity interest positions held by the Partnership at the same time, and if the Trading Advisor was unable to offset commodity interest positions of the Partnership, the Partnership could lose all of its assets. The Partnership has established Trading Policies for liquidity and leverage which help control market risk. Both the Trading Advisor and Demeter monitor the Partnership's trading activities on a daily basis to ensure compliance with the Trading Policies. Demeter may (under terms of the Management Agreement) override the trading instructions of the Trading Advisor to the extent necessary to comply with the Partnership's Trading Policies.
       Credit Risk. In addition to market risk, the Partnership is subject to credit risk in that a counterparty may not be able to meet its obligations to the Partnership. The counterparty of the Partnership for futures contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its members' customers, and as such, should significantly reduce this credit risk. In cases where the Partnership trades on exchanges where the clearinghouse is not backed by the membership or when the Partnership enters into off-exchange contracts with a counterparty, the sole recourse of the Partnership will be the clearinghouse or the counterparty as the case may be. With respect to futures contracts, DWR, in its business as an international commodity broker, constantly monitors the credit-worthiness of the exchanges and clearing members of the foreign exchanges with which it does business for clients, including the Partnership. If DWR believes that there was a problem with the credit-worthiness of an exchange on which the Partnership deals, it would so advise Demeter. With respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with DWR, have determined to be creditworthy. As set forth in the Partnership's Trading Policies, in determining credit-worthiness, Demeter and DWR consult with the Corporate Credit Department of DWR. Currently, the Partnership deals solely with DWR as its counterparty on forward contracts. While DWR and Demeter monitor credit-worthiness and risk involved in dealing on the various exchanges and with counterparties, there can be no assurance that an exchange or counterparty will be able to meet its obligations to the Partnership.
       Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of Units in the future will impact the amount of funds available for investments in commodity futures, forward contracts on foreign currencies and other commodity interests in subsequent periods. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

       Results of Operations. As of December 31, 1995, the Partnership's total capital was $14,604,978, a decrease of $2,342,508 from the Partnership's total capital of $16,947,486 at December 31, 1994. For the year ended December 31, 1995, the Partnership incurred a net loss of $410,574 and total redemptions aggregated $1,931,934.

       For the year ended December 31, 1995, the Partnership's total trading revenues including interest income were $1,556,726. The Partnership's total expenses for the year were $1,967,300, resulting in a net loss of $410,574. The value of an individual unit in the Partnership decreased from $2,610.40 at December 31, 1994 to $2,534.82 at December 31, 1995.
       As of December 31, 1994, the Partnership's total capital was $16,947,486, an decrease of $508,624 from the Partnership's total capital of $17,456,110 at December 31, 1993. For the year ended December 31, 1994, the Partnership generated net income of $853,441 and total redemptions aggregated $1,362,065.
       For the year ended December 31, 1994, the Partnership's total
trading revenues including interest income were $3,037,932.   The
Partnership's total expenses for the year were $2,184,491, resulting in net income of $853,441. The value of an individual unit in the Partnership increased from $2,476.44 at December 31, 1993 to $2,610.40 at December 31, 1994.

       As of December 31, 1993, the Partnership's total capital was $17,456,110, an increase of $279,445 from the Partnership's total capital of $17,176,665 at December 31, 1992. For the year ended December 31, 1993, the Partnership generated net income of $1,263,735 and total redemptions aggregated $984,290.
       For the year ended December 31, 1993, the Partnership's total trading revenues including interest income were $3,868,460. The Partnership's total expenses for the year were $2,604,725, resulting in net income of $1,263,735. The value of an individual unit in the Partnership increased from $2,306.96 at December 31, 1992 to $2,476.44 at December 31, 1993.

       The Partnership's overall performance record represents varied results of trading in different commodity markets. For a further description of trading results, refer to the letter to the Limited Partners in the accompanying 1995 Annual Report to Partners, incorporated by reference in this Form 10-K. The Partnership's gains and losses are allocated among its Limited Partners for income tax purposes.
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
       The information required by this Item appears in the attached 1995 Annual Report to Partners and is incorporated by reference in this Annual Report on Form 10-K.
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS OF THE REGISTRANT

General Partner
       Demeter, a Delaware corporation, was formed on August 18, 1977 to act as a commodity pool operator and is registered with the CFTC as a commodity pool operator and currently is a member of the National Futures Association ("NFA") in such capacity. Demeter is wholly-owned by DWD and is an affiliate of DWR. DWD, DWR and Demeter may each be deemed to be "promoters" and/or a "parent" of the Partnership within the meaning of the federal securities laws.
Dean Witter Reynolds Inc.
       DWR is a financial services company which provides to its individual, corporate and institutional clients services as a broker in securities and commodity interest contracts, a dealer in corporate, municipal and government securities, an investment banker, an investment adviser and an agent in the sale of life insurance and various other products and services. DWR is a member firm of the New York Stock Exchange, the American Stock Exchange, the Chicago Board Options Exchange, and other major securities exchanges, and is a clearing member of the Chicago Board of Trade, the Chicago Mercantile Exchange, the Commodity Exchange Inc., and other major commodities exchanges.
       DWR is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacity. DWR is currently servicing its clients through a network of over 350 branch offices with approximately 8,500 account executives servicing individual and institutional client accounts.

Directors and Officers of the General Partner
       The directors and officers of Demeter as of December 31, 1995 are as follows:
       Richard M. DeMartini, age 43, is the Chairman of the Board and a Director of Demeter. Mr. DeMartini is also the Chairman of the Board and a Director of DWFCM, a registered commodity trading advisor. Mr.
DeMartini has served as President and Chief Operating Officer of Dean Witter Capital, a division of DWR since January 1989. From January 1988 until January 1989, Mr. DeMartini served as President and Chief Operating Officer of the Consumer Banking Division of DWD, and from May 1985 until January 1988 was President and Chief Executive Officer of the Consumer Markets Division of DWD. Mr. DeMartini currently serves as a Director of DWD and DWR, and has served as an officer of DWR for the past five years. Mr. DeMartini has been with DWD and its affiliates for 18 years. While
Mr. DeMartini has extensive experience in the securities industry, he has no experience in commodity interests trading.
       Mark J. Hawley, age 52, is President and a Director of Demeter. Mr. Hawley joined DWR in February 1989 as Senior Vice President and Director of DWR's Managed Futures and Precious Metals Department. Mr. Hawley also serves as President of DWFCM. From 1978 to 1989, Mr. Hawley was a member of the senior management team at Heinold Asset Management, Inc., a commodity pool operator, and was responsible for a variety of projects in public futures funds. From 1972 to 1978, Mr. Hawley was a Vice President in charge of institutional block trading for the Mid-West at Kuhn Loeb & Co.
       Lawrence Volpe, age 48, is a Director of Demeter and DWFCM. Mr. Volpe joined DWR as a Senior Vice President and Controller in September 1983, and currently holds those positions. From July 1979 to September

1983, he was associated with E.F. Hutton & Company Inc. and prior to his departure, held the positions of First Vice President and Assistant Controller. From 1970 to July 1979, he was associated with Arthur Anderson & Co. and prior to his departure he served as audit manager in the financial services division.
       Joseph G. Siniscalchi, age 50, is a Director of Demeter. Mr. Siniscalchi joined DWR in July 1984 as a First Vice President, Director of General Accounting. He is currently Senior Vice President and Controller of the Financial Markets Division of DWR. From February 1980 to July 1984, Mr. Siniscalchi was Director of Internal Audit at Lehman Brothers Kuhn Loeb, Inc.
       Laurence E. Mollner, age 54, is a Director of Demeter. Mr. Mollner joined DWR in May 1979 as Vice President and Director of Commercial Sales. He is currently Executive Vice President and Deputy Director of the Futures Markets Division of DWR.
       Edward C. Oelsner III, age 53, is a Director of Demeter. Mr. Oelsner joined DWR in March 1981 as a Managing Director in the Corporate Finance Department. He currently manages DWR's Retail Products Group within the Corporate Finance Department. While Mr. Oelsner has extensive experience in the securities industry, he has no experience in commodity interests trading.
       Robert E. Murray, age 35, is a Director of Demeter. Mr. Murray is currently a First Vice President of the DWR Managed Futures Division and is a Director and the Senior Administrative Officer of DWFCM. Mr. Murray graduated from Geneseo State University in May 1983 with a B.A. degree in Finance. Mr. Murray began at DWR in 1984 and is currently the Director of Product Development for the Managed Futures Division and is responsible for the development and maintenance of the proprietary Fund Management System utilized by Demeter and DWFCM for organizing information and producing reports for monitoring investors' accounts.
       Patti L. Behnke, age 35, is Vice President and Chief Financial Officer of Demeter. Ms. Behnke joined DWR in 1991 as Assistant Vice President of Financial Reporting and is currently First Vice President and Director of Financial Reporting and Managed Futures Accounting in the Capital Markets division of DWR. From August 1988 to September 1990, Ms. Behnke was Assistant Controller of L.F. Rothschild & Co. and from September 1986 to August 1988, she was associated with Carteret Savings Bank as Assistant Vice President - Financial Analysis. From April 1982 to September 1986, Ms. Behnke was an auditor at Arthur Andersen & Co.
Item 11.  EXECUTIVE COMPENSATION
       The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
       (a) Security Ownership of Certain Beneficial Owners - As of December 31, 1995 there were no persons as beneficial owners of more than 5 percent of the Units of Limited Partnership Interest in the Partnership.
       (b) Security Ownership of Management - At December 31, 1995, Demeter owned 104 Units of General Partnership Interest representing a
1.81 percent interest in the Partnership.
       (c)    Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
       Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying 1995 Annual Report to Partners, incorporated by reference in this Form 10-K. In its capacity as the Partnership's retail commodity broker, DWR received commodity brokerage fees (paid and accrued by the Partnership) of $1,522,301 for the year ended December 31, 1995.

PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)    1. Listing of Financial Statements
       The following financial statements and report of independent public accountants, all appearing in the accompanying 1995 Annual Report to Partners, are incorporated by reference in this Form 10-K:
       - Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 1995, 1994 and 1993.

       -      Statements of Financial Condition as of December 31, 1995 and
              1994.

       - Statements of Operations, Changes in Partners' Capital, and Cash Flows for the years ended December 31, 1995, 1994 and 1993.

       -      Notes to Financial Statements.
       With exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the 1995 Annual Report to Partners is not deemed to be filed with this report.
       2.  Listing of Financial Statement Schedules
       No financial statement schedules are required to be filed with this report.
(b)    Reports on Form 8-K
       No reports on Form 8-K have been filed by the Partnership during the last quarter of the period covered by this report.
(c)    Exhibits
       Refer to Exhibit Index on Page E-1.

                                         SIGNATURES

       Pursuant to the requirement of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                                     (Registrant)

                                   BY:  Demeter Management Corporation,
                                          General Partner

March 21, 1996                     BY: /s/ Mark J. Hawley
                                           Mark J. Hawley, Director and
                                            President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Mark J. Hawley                                     March 21, 1996
          Mark J. Hawley, Director and
            President

    /s/  Richard M. DeMartini                               March 21, 1996
          Richard M. DeMartini, Director
            and Chairman of the Board


    /s/  Lawrence Volpe                                     March 21, 1996
          Lawrence Volpe, Director


    /s/  Laurence E. Mollner                                March 21, 1996
          Laurence E. Mollner, Director


    /s/  Joseph G. Siniscalchi                              March 21, 1996
          Joseph G. Siniscalchi, Director


    /s/  Edward C. Oelsner III                              March 21, 1996
          Edward C. Oelsner III, Director


    /s/  Robert E. Murray                                   March 21, 1996
          Robert E. Murray, Director


    /s/  Patti L. Behnke                                    March 21, 1996
          Patti L. Behnke, Chief Financial
            Officer

EXHIBIT INDEX


        ITEM                                             METHOD OF FILING

 -3.     Limited Partnership Agreement of
         the Partnership, dated as of
         October 28, 1988.                                             (1)

-10.     Management Agreement among the
         Partnership, Demeter Management
         Corporation and Dean Witter Futures                           (2)
         & Currency Management Inc. dated
         as of October 28, 1988.

-10.     Customer Agreement Between the
         Partnership and Dean Witter
         Reynolds, Inc., dated as of                                   (3)
         October 28, 1988.

-13.     December 31, 1995 Annual Report to Limited Partners.          (4)


(1) Incorporated by reference to Exhibit 3.01 and Exhibit 3.02 of the Partnership's Registration Statement on Form S-1.

(2) Incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement on Form S-1.

(3) Incorporated by reference to Exhibit 10.01 of the Partnership's Registration Statement on Form S-1.

(4) Filed herewith.

Diversified
Futures
Fund II




December 31, 1995
Annual Report
                              [LOGO] DEAN WITTER

DEAN WITTER
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

DIVERSIFIED FUTURES FUND II
ANNUAL REPORT
1995

Dear Limited Partner:

This marks the seventh annual report for the Dean Witter Diversified Futures Fund II (the "Fund"). The Fund began the year at a Net Asset Value per Unit of $2,610.40 and finished 1995 at $2,534.82, reflecting a loss of 2.9%. DFF II has increased by 153.5% since it began trading in 1989 (a compound annualized return of 14.3%).

Losses were recorded during January primarily as a result of trading in the currency and financial futures markets. In currency trading, an upward move in the value of most major European currencies relative to the U.S. dollar, followed by an extremely sharp and sudden reversal late in the month, resulted in Fund losses. Smaller losses were the result of trading global interest rate futures. Trading gains were recorded in February and March as global financial futures prices strengthened, resulting in profits for the Fund's long stock index and bond futures positions. Additional gains during February and March were experienced in currency trading due to a strengthening in the value of the Japanese yen and most major European currencies versus the U.S. dollar.

The Fund posted profits during April as a result of a continued upward move in global financial futures prices. Smaller gains were recorded from trading in the currency and energy futures markets. Short-term volatile price movement in the currency and energy markets resulted in losses for the Fund during May. Additional losses were recorded from trendless price movement in base metals, as well as in soft commodities. Smaller trading gains recorded in international interest rate futures offset a portion of these losses. During June, international bond futures prices retreated from their previous four month upward trend resulting in losses to the Fund. Additional losses were recorded in the currency markets from transactions involving the Canadian dollar, Japanese yen and most major European currencies.

Trendless price movement in a majority of the markets traded by the Fund resulted in losses for the Fund during July. The most significant losses were experienced in agricultural futures trading. Smaller losses were experienced from trading in the financial, metals and energy futures markets. Smaller losses were recorded in August as trading gains in the currency markets were more than offset by losses in U.S. financial futures and commodities trading. During September, currency trading resulted in losses due primarily to a sharp and extremely significant reversal in the upward move of the U.S. dollar relative to most European currencies on September 20 and 21. Energy futures prices also reversed their previous upward move, resulting in additional losses for the Fund.

Continued trendless price movement in energy futures resulted in losses for the Fund during October. Additional losses were recorded in global financial futures and soft commodities as prices in each of these markets moved without consistent direction. During November, trendless price movement in the currency markets early in the month, as well as in a majority of the other markets traded, resulted in net losses for the Fund. Smaller gains recorded in financial futures trading offset a portion of these losses. Energy prices broke out of their previous trendless pattern and moved higher during December enabling the Fund to record profits from long positions in oil and gas futures. Additional gains during December were recorded in agricultural and financial futures as well as in soft commodities trading.

Overall, 1995 proved to be a difficult year for the Fund as a result of extended periods of short-term volatile price movement in a majority of traditional commodities markets. Trading gains in the financial futures and currency markets during 1995 offset a portion of the overall losses for the Fund. We continue to believe Dean Witter Futures & Currency Management Inc.'s (the Fund's sole trading advisor) diversified trading approach has served the Fund well since its inception, and we are confident it will continue to do so over the long-term.

Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048, or your Dean Witter Account Executive.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

    Sincerely,

    /s/ Mark J. Hawley

    Mark J. Hawley
    President
    Demeter Management Corporation
    General Partner

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
INDEPENDENT AUDITORS' REPORT

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Dean Witter Diversified Futures Fund II L.P. (the "Partnership") as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Diversified Futures Fund II L.P. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

February 21, 1996
New York, New York

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
STATEMENTS OF FINANCIAL CONDITION

                                                      DECEMBER 31,
                                                  ---------------------
                                                     1995       1994
                                                  ---------- ----------
                                                      $          $
                                ASSETS
Equity in Commodity futures trading
 accounts:
 Cash                                             14,643,529 15,466,376
 Net unrealized gain on open contracts               852,419  2,176,680
                                                  ---------- ----------
 Total Trading Equity                             15,495,948 17,643,056
Interest receivable (DWR)                             54,267     67,184
                                                  ---------- ----------
 Total Assets                                     15,550,215 17,710,240
                                                  ========== ==========
                   LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
 Redemptions payable                                 781,248    368,942
 Accrued brokerage fee (DWR)                         116,587    132,803
 Accrued management fee (DWFCM)                       38,862     44,268
 Accrued transaction fees and costs                    5,241      3,173
 Accrued incentive fee (DWFCM)                         3,299    213,568
                                                  ---------- ----------
 Total Liabilities                                   945,237    762,754
                                                  ---------- ----------
PARTNERS' CAPITAL
 Limited Partners (5,657.751 and 6,388.295 Units,
   respectively)                                  14,341,357 16,676,005
 General Partner (104 Units)                         263,621    271,481
                                                  ---------- ----------
 Total Partners' Capital                          14,604,978 16,947,486
                                                  ---------- ----------
 Total Liabilities and Partners' Capital          15,550,215 17,710,240
                                                  ========== ==========
NET ASSET VALUE PER UNIT                            2,534.82   2,610.40
                                                  ========== ==========



   The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
STATEMENTS OF OPERATIONS

                                       FOR THE YEARS
                                           ENDED
                                        DECEMBER 31,
                               -------------------------------
                                  1995       1994      1993
                               ----------  --------- ---------
                                   $           $         $
REVENUES
Trading Profit (Loss):
 Realized                       2,142,749  1,613,912 2,770,530
 Net change in unrealized      (1,324,261)   861,395   657,806
                               ----------  --------- ---------
 Total Trading Results            818,488  2,475,307 3,428,336
Interest income (DWR)             738,238    562,625   440,124
                               ----------  --------- ---------
 Total Revenues                 1,556,726  3,037,932 3,868,460
                               ----------  --------- ---------
EXPENSES
Brokerage fee (DWR)             1,522,301  1,502,699 1,742,946
Management fee (DWFCM)            507,434    500,900   552,855
Transaction fees and costs        132,583    129,572   163,581
Incentive fee (DWFCM)            (195,018)    51,320   145,343
                               ----------  --------- ---------
 Total Expenses                 1,967,300  2,184,491 2,604,725
                               ----------  --------- ---------
NET INCOME (LOSS)                (410,574)   853,441 1,263,735
                               ==========  ========= =========
Net Income (Loss) Allocation:
Limited Partners                 (402,714)   839,933 1,240,009
General Partner                    (7,860)    13,508    23,726
Net Income (Loss) per Unit:
Limited Partners                   (75.58)    133.96    169.48
General Partner                    (75.58)    133.96    169.48

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                              UNITS OF
                             PARTNERSHIP  LIMITED    GENERAL
                              INTEREST    PARTNERS   PARTNER    TOTAL
                             ----------- ----------  -------  ----------
                                             $          $         $
Partners' Capital, December
31, 1992                      7,445.582  16,853,690  322,975  17,176,665
Net Income                          --    1,240,009   23,726   1,263,735
Redemptions                    (396.695)   (984,290)     --     (984,290)
                              ---------  ----------  -------  ----------
Partners' Capital, December
31, 1993                      7,048.887  17,109,409  346,701  17,456,110
Net Income                          --      839,933   13,508     853,441
Redemptions                    (556.592) (1,273,337) (88,728) (1,362,065)
                              ---------  ----------  -------  ----------
Partners' Capital,
December 31, 1994             6,492.295  16,676,005  271,481  16,947,486
Net Loss                            --     (402,714)  (7,860)   (410,574)
Redemptions                    (730.544) (1,931,934)     --   (1,931,934)
                              ---------  ----------  -------  ----------
Partners' Capital
December 31, 1995             5,761.751  14,341,357  263,621  14,604,978
                              =========  ==========  =======  ==========

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
STATEMENTS OF CASH FLOWS

                                                    FOR THE YEARS
                                                        ENDED
                                                     DECEMBER 31,
                                           ----------------------------------
                                              1995        1994        1993
                                           ----------  ----------  ----------
                                               $           $           $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                            (410,574)    853,441   1,263,735
Noncash item included in net income
  (loss):
 Net change in unrealized                   1,324,261    (861,395)   (657,806)
(Increase) decrease in
  operating assets:
 Interest receivable (DWR)                     12,917     (30,869)      4,968
Increase (decrease) in
  operating liabilities:
 Accrued brokerage fee (DWR)                  (16,216)     (2,587)    (13,225)
 Accrued management fee (DWFCM)                (5,406)       (862)     (1,312)
 Accrued transaction fees and costs             2,068        (426)       (251)
 Accrued incentive fee (DWFCM)               (210,269)     (4,382)   (488,548)
                                           ----------  ----------  ----------
Net cash provided by (used for) operating
  activities                                  696,781     (47,080)    107,561
                                           ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in redemptions
  payable                                     412,306     171,494    (301,203)
Redemptions of units                       (1,931,934) (1,362,065)   (984,290)
                                           ----------  ----------  ----------
Net cash used for financing activities     (1,519,628) (1,190,571) (1,285,493)
                                           ----------  ----------  ----------
Net decrease in cash                         (822,847) (1,237,651) (1,177,932)
Balance at beginning of period             15,466,376  16,704,027  17,881,959
                                           ----------  ----------  ----------
Balance at end of period                   14,643,529  15,466,376  16,704,027
                                           ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION--Dean Witter Diversified Futures Fund II L.P. (the "Partnership") was organized to engage in the speculative trading of commodity futures contracts and futures related contracts including forward contracts on foreign currencies. The general partner is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR"). The Trading Manager is Dean Witter Futures & Currency Management Inc. ("DWFCM"). DWR, DWFCM and the General Partner are wholly-owned subsidiaries of Dean Witter, Discover & Co.

The General Partner is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by the General and Limited Partners based upon their proportional ownership interests.

BASIS OF ACCOUNTING--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements.

REVENUE RECOGNITION--Commodity futures contracts and other commodity interests are open commitments until settlement date. They are valued at market and the resulting unrealized gains and losses are reflected in income. Monthly, DWR pays the Partnership interest income based upon 80% of the average daily Net Assets for the month at a rate equal to the average yield on 13-Week U.S. Treasury Bills issued during such month. For purposes of such interest payments, Net Assets do not include monies due the Partnership on forward contracts and other commodity interests, but not actually received.

NET INCOME (LOSS) PER UNIT--Net income (loss) per Unit is computed using the weighted average number of units outstanding during the period.

EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS--The Partnership's asset "Equity in Commodity futures trading accounts" consists of cash on deposit at DWR to be used as margin for trading and the net asset or liability related to unrealized gains or losses on open contracts. The asset or liability related to the unrealized gains or losses on forward contracts is presented as a net amount because the Partnership has a master netting agreement with DWR.

BROKERAGE FEES AND RELATED TRANSACTION FEES AND COSTS--The monthly brokerage fee is equal to 3/4 of 1% per month of the Partnership's adjusted month-end Net Assets, as defined in the Limited Partnership Agreement, that are allocated for commodity trading.

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

Through September 30, 1993, the monthly brokerage fee was equal to 4/5 of 1%. Transaction fees and costs are accrued on a half-turn basis.

OPERATING EXPENSES--The Partnership incurs a monthly management fee and may incur an incentive fee. The General Partner and/or DWR bear all other operating expenses.

INCOME TAXES--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

DISTRIBUTIONS--Distributions, other than on redemptions of Units, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions have been made to date.

REDEMPTIONS--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit effective as of the last day of any calendar quarter upon five business days advance notice by redemption form to the General Partner.

DISSOLUTION OF THE PARTNERSHIP--The Partnership will terminate on December 31, 2025 or at an earlier date if certain conditions set forth in the Limited Partnership Agreement occur.

2. RELATED PARTY TRANSACTIONS

Under its Customer Agreement with DWR, the Partnership pays a monthly brokerage fee to DWR as described in Note 1. The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1.

The General Partner, on behalf of the Partnership and itself, has entered into a Management Agreement with DWFCM to make all trading decisions for the Partnership.

Compensation to DWFCM by the Partnership consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE--The management fee is accrued daily at the rate of 1/4 of 1% per month of the Net Assets, as defined in the Management Agreement, at each month-end.

INCENTIVE FEE--The Partnership will pay an annual incentive fee to DWFCM equal to 15% of the "Trading Profits", as defined in the Management Agreement, earned by the Partnership as of the end of each annual incentive period ending January
31. Such incentive fee is accrued in each month in which "Trading Profits" occur. In those months in which "Trading Profits" are negative, previous accruals, if any, during the incentive period will be reduced.

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

3. FINANCIAL INSTRUMENTS

The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum, and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At December 31, 1995 and 1994, open contracts were:

                         CONTRACT OR NOTIONAL AMOUNT
                         ---------------------------
                             1995          1994
                         ------------- -------------
                               $             $
EXCHANGE-TRADED CONTRACTS
Financial Futures:
 Commitments to Purchase    68,504,000     6,148,000
 Commitments to Sell               --     44,993,000
Commodity Futures:
 Commitments to Purchase    32,009,000    12,028,000
 Commitments to Sell         4,857,000     9,351,000
Foreign Futures:
 Commitments to Purchase    50,355,000     2,012,000
 Commitments to Sell         3,536,000     6,798,000
OFF-EXCHANGE-TRADED FORWARD
  CURRENCY CONTRACTS
 Commitments to Purchase    49,215,000    33,674,000
 Commitments to Sell        55,478,000    60,428,000

A portion of the amounts indicated as off-balance-sheet risk in forward foreign currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The unrealized gains on open contracts are reported as a component of "Equity in Commodity futures trading accounts" on the Statements of Financial Condition and totaled $852,419 and $2,176,680 at December 31, 1995 and 1994,
respectively.

Of the $852,419 net unrealized gain on open contracts at December 31, 1995, $1,413,016 related to exchange-traded futures contracts and $(560,597) related to off-exchange-traded forward currency contracts. Of the $2,176,680 net unrealized gain on open contracts at December 31, 1994, $1,710,196 related to exchange-traded futures contracts and $466,484 related to off-exchange-traded forward currency contracts.

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

Exchange-traded futures contracts held by the Partnership at December 31, 1995 and 1994 mature through September 1996 and June 1995, respectively. Off-exchange-traded forward currency contracts held by the Partnership at December 31, 1995 and 1994 mature through February 1996 and March 1995, respectively. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because the sole counterparty, with respect to most of the Partnership's assets, is DWR. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets, and for the sole benefit of its commodity customers, all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts which funds totaled $16,056,545 and $17,176,572 at December 31, 1995 and 1994,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all of such contracts, to perform.

For the year ended December 31, 1995, the average fair value of financial instruments held for trading purposes was as follows:

                                                   ASSETS   LIABILITIES
                                                 ---------- -----------
                                                     $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures                               25,157,000 13,498,000
 Commodity Futures                               13,763,000  6,544,000
 Foreign Futures                                 28,482,000  9,500,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS:  38,007,000 47,623,000

DEAN WITTER REYNOLDS INC.
Two World Trade Center
62nd Floor
New York, NY 10048
                                FIRST-CLASS MAIL
                                ZIP + 4 PRESORT
                               U.S. POSTAGE PAID
                                  BROOKLYN, NY
                                 PERMIT NO. 148