Form 10-Q
period 1996-03-31
WITTER DEAN DIVERSIFIED FUTURES FUND II L P
filed 1996-05-07
CIK 839945

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q



[X]        Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the Period ended March 31, 1996 or

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

                    INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                 March 31, 1996

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

           Statements of Financial Condition March 31, 1996
           (Unaudited) and December 31, 1995.....................2

           Statements of Operations for the Quarters Ended
           March 31, 1996 and 1995 (Unaudited)...................3

           Statements of Changes in Partners' Capital for the
           Quarters Ended March 31, 1996 and 1995
           (Unaudited)...........................................4

           Statements of Cash Flows for the Quarters Ended
           March 31, 1996 and 1995 (Unaudited)...................5

           Notes to Financial Statements (Unaudited)...........                                                  ........6-9

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..10-13

Part II. OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K.................                                                        14



                      DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                           STATEMENTS OF FINANCIAL CONDITION


                                                                                    March 31,                    December 31,
                                                                                      1996                           1995
                                                                                        $                              $
                                                                                   (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
    Cash                                                                             12,017,764                       14,643,529
    Net unrealized gain on open contracts                                               818,802                          852,419

    Total Trading Equity                                                             12,836,566                       15,495,948

Interest receivable (DWR)                                                                42,181                           54,267

    Total Assets                                                                     12,878,747                       15,550,215


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

    Redemptions payable                                                                 296,797                          781,248
    Accrued brokerage commissions (DWR)                                                  96,578                          116,587
    Accrued management fee (DWFCM)                                                       32,193                           38,862
    Accrued transaction fees and costs                                                    1,664                            5,241
    Accrued incentive fee (DWFCM)                                                             -                            3,299

    Total Liabilities                                                                   427,232                          945,237


Partners' Capital

    Limited Partners (5,523.610 and
     5,657.751 Units, respectively)                                                  12,221,407                       14,341,357
    General Partner (104 Units)                                                         230,108                          263,621

    Total Partners' Capital                                                          12,451,515                       14,604,978

    Total Liabilities and Partners' Capital                                          12,878,747                       15,550,215


NET ASSET VALUE PER UNIT                                                               2,212.58                         2,534.82



                      The accompanying footnotes are an integral part
                              of these financial statements.

                  DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                           STATEMENTS OF OPERATIONS
                               (Unaudited)


                                                                                    For the Quarters Ended March 31,

                                                                                    1996                       1995
                                                                                      $                          $
REVENUES
    Trading profit (loss):
          Realized                                                                (1,523,712)                  519,220
          Net change in unrealized                                                   (33,617)                1,372,758

             Total Trading Results                                                (1,557,329)                1,891,978

    Interest Income (DWR)                                                            133,457                   186,648

             Total Revenues                                                       (1,423,872)                2,078,626


EXPENSES

    Brokerage fees (DWR)                                                             303,808                   383,923
    Management fees (DWFCM)                                                          101,269                   127,974
    Transaction fees and costs                                                        30,307                    37,881
    Incentive fees (DWFCM)                                                           (2,590)                   207,886

             Total Expenses                                                          432,794                   757,664

NET INCOME (LOSS)                                                                 (1,856,666)                1,320,962


NET INCOME (LOSS) ALLOCATION

    Limited Partners                                                              (1,823,153)                1,299,801
    General Partner                                                                  (33,513)                   21,161



NET INCOME (LOSS) PER UNIT

    Limited Partners                                                                (322.24)                    203.47
    General Partner                                                                 (322.24)                    203.47


                     The accompanying footnotes are an integral part
                            of these financial statements.


                        DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                       For the Quarters Ended March 31, 1996 and 1995
                                         (Unaudited)




                                                          Units of
                                                         Partnership            Limited              General
                                                          Interest             Partners              Partner           Total
Partners' Capital
   December 31, 1994                                      6,492.295           $16,676,005           $271,481      $16,947,486

Net Income                                                    -                 1,299,801             21,161        1,320,962

Redemptions                                                (166.015)            (467,144)                  -         (467,144)

Partners' Capital
March 31, 1995                                            6,326.280           $17,508,662           $292,642      $17,801,304



Partners' Capital
   December 31, 1995                                       5,761.751           $14,341,357           $263,621     $14,604,978

Net Loss                                                          -            (1,823,153)           (33,513)      (1,856,666)

Redemptions                                                (134.141)             (296,797)                  -        (296,797)

Partners' Capital
   March 31, 1996                                          5,627.610           $12,221,407           $230,108     $12,451,515







            The accompanying footnotes are an integral part
                     of these financial statements.


                    DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                             STATEMENTS OF CASH FLOWS
                                 (Unaudited)





                                                                                    For the Quarters Ended March 31,

                                                                                    1996                       1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                   (1,856,666)              1,320,962
Noncash item included in net income (loss):
          Net change in unrealized                                                     33,617               (1,372,758)

Decrease in operating assets:
          Interest receivable (DWR)                                                    12,086                    3,183

Increase (decrease) in operating liabilities:
          Accrued brokerage commissions (DWR)                                         (20,009)                   8,752
          Accrued management fee (DWFCM)                                               (6,669)                   2,917
          Accrued transaction fees and costs                                           (3,577)                   2,612
          Accrued incentive fee (DWFCM)                                                (3,299)                 203,295

Net cash provided by (used for) operating activities                               (1,844,517)                 168,963


CASH FLOWS FROM FINANCING ACTIVITIES


Increase (decrease) in redemptions payable                                           (484,451)                  98,202
Redemptions of units                                                                 (296,797)                (467,144)

Net cash used for financing activities                                               (781,248)                (368,942)


Net decrease in cash                                                               (2,625,765)                (199,979)

Balance at beginning of period                                                     14,643,529                15,466,376

Balance at end of period                                                           12,017,764                15,266,397



                       The accompanying footnotes are an integral part
                                of these financial statements.

              DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                     NOTES TO FINANCIAL STATEMENTS
                             (UNAUDITED)
The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition. The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 1995 Annual Report on Form 10-K.

1. Organization
Dean Witter Diversified Futures Fund II L.P. (the "Partnership") was organized to engage in the speculative trading of commodity futures and futures-related contracts, including forward contracts on foreign currencies.

The General Partner for the Partnership is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR"). The trading manager who makes all trading decisions for the Partnership is Dean Witter Futures and Currency Management, Inc. ("DWFCM"), an affiliate of DWR. The General Partner, DWR, and DWFCM are all wholly owned subsidiaries of Dean Witter, Discover & Co.



2. Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR. Management and incentive fees incurred by the Partnership are paid to DWFCM.

                 DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3. Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At March 31, 1996, open contracts were:

                                          Contract or
                                        Notional Amount
                                                $
Exchange Traded Contracts
 Financial Futures:
   Commitments to Purchase                   271,740
   Commitments to Sell                    25,720,000
 Commodity Futures:
   Commitments to Purchase                 8,568,000
   Commitments to Sell                       272,000
 Foreign Futures:
   Commitments to Purchase                   957,000
   Commitments to Sell                    11,947,000
Off-Exchange Traded Forward
 Currency Contracts
   Commitments to Purchase                24,046,000
   Commitments to Sell                    17,956,000


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

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The unrealized gain on open contracts is reported as a component of "Equity in Commodity Futures Trading Accounts" on the Statement of Financial Condition and totaled $818,802 at March 31, 1996. Of this amount, $709,547 related to exchange-traded futures contracts and $109,255 related to off-exchange-traded forward currency contracts.


Exchange-traded futures contracts held by the Partnership at March 31, 1996 mature through September 1996. Off-exchange traded forward currency contracts held by the Partnership at March 31, 1996 mature through May 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because the sole counterparty, with respect to most of the Partnership's assets is DWR. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value credited or charged to the Fund's account

         DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totalled $12,727,311 at March 31, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of DWR, the counterparty on all of such contracts, to perform.



For the quarter ended March 31, 1996 the average fair value of financial instruments held for trading purposes was as follows:
                                            Assets          Liabilities
                                              $                  $

Exchange-Traded Contracts:
  Financial Futures                        31,276,000       17,809,000
  Commodity Futures                        16,173,000        3,003,000
  Foreign Futures                          24,172,000        8,159,000
Off-Exchange-Traded Foreign
 Currency Contracts                        40,259,000       51,701,000

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

Results of Operations
For the Quarter Ended March 31, 1996
For the quarter ended March 31, 1996 the Partnership's total trading losses net of interest income were $1,423,872. During the first quarter, the Partnership posted a loss in Net Asset Value per Unit. The most significant trading losses during the quarter were recorded in the currency and energy markets during February. In the currency markets, a sudden and sharp trend reversal in the downward move in the value of the Japanese yen and most major European currencies, which had posted gains during January, resulted in losses from short positions in the Japanese yen, German mark, Swiss franc and British pound. Trading gains recorded during March from transactions involving the Australian dollar and Japanese yen offset a portion of the overall losses experienced in the currency markets during February. Additional losses were experienced in the energy markets due primarily to short-term volatile movement in gas and oil prices during February. A portion of these losses was offset by gains in crude oil during March. In the financial futures markets, losses were recorded in most global interest rate and stock index futures as these prices moved in a short-term volatile pattern during the quarter. Trading gains in British long gilt, French bond and U.S. Treasury note futures offset a portion of these losses. Smaller losses were recorded in the agricultural markets from trading soybean futures and in the soft commodities markets from trading cotton and coffee futures. Total expenses for the period were $432,794, resulting in a net loss of $1,856,666. The value of an individual Unit in the Partnership decreased from $2,534.82 at December 31, 1995 to $2,212.58 at March 31, 1996.

For the Quarter Ended March 31, 1995

For the quarter ended March 31, 1995, the Partnership's total trading revenues including interest income were $2,078,626. During the first quarter, the Partnership posted a gain in Net Asset Value per Unit. The most significant trading gains were recorded during February and March in the currency markets as a result of a decrease in value of the U.S. dollar versus the Japanese yen and major European currencies such as the Swiss franc, German mark and French franc. Additional gains were recorded in the financial futures markets as a result of trading Japanese and U.S. interest rate futures and global stock index futures. Smaller trading losses in the agricultural, metals, energy and international markets offset a portion of overall gains for the quarter. Total expenses for the period were $757,664, generating net income of $1,320,962. The value of an individual Unit in the Partnership increased from $2,610.40 at December 31, 1994 to $2,813.87 at March 31, 1995.

                       PART II.    OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K

     A)   Exhibits.

          None.

     B)   Reports on Form 8-K. - None.

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




                                        Dean Witter Diversified Futures
                                         Fund II L.P. (Registrant)

                                        By: Demeter Management Corporation
                                            (General Partner)

May 7, 1996                             By:  /s/ Patti L. Behnke
                                                 Patti L. Behnke
                                                 Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.