Form 10-Q
period 1996-06-30
WITTER DEAN DIVERSIFIED FUTURES FUND II L P
filed 1996-08-09
CIK 839945

UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549

                                                  FORM 10-Q



[X]      Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the Period ended June 30, 1996 or

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

                                              June 30, 1996

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

         Statements of Financial Condition June 30, 1996
         (Unaudited) and December 31, 1995.....................2

         Statements of Operations for the Quarters Ended
         June 30, 1996 and 1995 (Unaudited)....................3

         Statements of Operations for the Six Months Ended
         June 30, 1996 and 1995 (Unaudited)....................4

         Statements of Changes in Partners' Capital for the
         Six Months ended June 30, 1996 and 1995
         (Unaudited)...........................................5

         Statements of Cash Flows for the Six Months Ended
         June 30, 1996 and 1995 (Unaudited)....................6

         Notes to Financial Statements (Unaudited)................ 7-10

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations..11-16

Part II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.................17



                                DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                                      STATEMENTS OF FINANCIAL CONDITION


                                                                   June 30,               December 31,
                                                                     1996                     1995
                                                                       $                        $
                                                                  (Unaudited)
ASSETS
Equity in commodity futures trading accounts:
   Cash                                                           11,941,254                 14,643,529
   Net unrealized gain on open contracts                             200,165                    852,419

   Total Trading Equity                                           12,141,419                 15,495,948

   Interest receivable (DWR)                                          41,821                     54,267

   Total Assets                                                   12,183,240                 15,550,215


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                               573,646                    781,248
   Accrued brokerage commissions (DWR)                                91,344                    116,587
   Accrued management fee (DWFCM)                                     30,448                     38,862
   Accrued transaction fees and costs                                  4,020                      5,241
   Accrued incentive fee (DWFCM)                                           -                      3,299

   Total Liabilities                                                 699,458                    945,237


Partners' Capital

   Limited Partners (5,255.870 and
    5,657.751 Units, respectively)                                11,260,957                 14,341,357
   General Partner (104 Units)                                       222,825                    263,621

   Total Partners' Capital                                        11,483,782                 14,604,978

   Total Liabilities and Partners' Capital                        12,183,240                 15,550,215


NET ASSET VALUE PER UNIT                                            2,142.55                   2,534.82



                               The accompanying footnotes are an integral part
                                       of these financial statements.

                                DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                                          STATEMENTS OF OPERATIONS
(Unaudited)


                                                                 For the Quarters Ended June 30,

                                                                   1996                  1995
                                                                     $                     $
REVENUES
   Trading profit (loss):
        Realized                                                 494,900              2,907,471
        Net change in unrealized                                (618,638)            (2,605,532)
          Total Trading Results                                 (123,738)               301,939

        Interest Income (DWR)                                    128,405                202,791

          Total Revenues                                           4,667                504,730


EXPENSES

        Brokerage fees (DWR)                                     282,808                418,114
        Management fees (DWFCM)                                   94,269                139,372
        Transaction fees and costs                                21,676                 32,176
        Incentive fees (DWFCM)                                         -                (43,159)

          Total Expenses                                         398,753                546,503

NET LOSS                                                        (394,086)               (41,773)


NET LOSS ALLOCATION

        Limited Partners                                        (386,804)               (41,086)
        General Partner                                           (7,282)                  (687)


NET LOSS PER UNIT

        Limited Partners                                          (70.03)                 (6.61)
        General Partner                                           (70.03)                 (6.61)



                               The accompanying footnotes are an integral part
                                       of these financial statements.

                                DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                                          STATEMENTS OF OPERATIONS
(Unaudited)




                                                                For the Six Months Ended June 30,

                                                                   1996                  1995
                                                                     $                     $
REVENUES
   Trading profit (loss):
        Realized                                              (1,028,811)             3,426,690
        Net change in unrealized                                (652,254)            (1,232,773)

          Total Trading Results                               (1,681,065)             2,193,917

        Interest Income (DWR)                                    261,863                389,439

          Total Revenues                                      (1,419,202)             2,583,356


EXPENSES

        Brokerage fees (DWR)                                     586,617                802,037
        Management fees (DWFCM)                                  195,539                267,346
        Transaction fees and costs                                51,985                 70,057
        Incentive fees (DWFCM)                                    (2,590)               164,727


          Total Expenses                                         831,551              1,304,167

NET INCOME (LOSS)                                             (2,250,753)             1,279,189


NET INCOME (LOSS) ALLOCATION

        Limited Partners                                      (2,209,957)             1,258,715
        General Partner                                          (40,796)                20,474


NET INCOME (LOSS) PER UNIT

        Limited Partners                                         (392.27)                196.86
        General Partner                                          (392.27)                196.86




                               The accompanying footnotes are an integral part
                                       of these financial statements.


                                DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                               For the Six Months Ended June 30, 1996 and 1995
                                                 (Unaudited)




                                              Units of
                                             Partnership        Limited          General
                                              Interest         Partners          Partner          Total
Partners' Capital
  December 31, 1994                           6,492.295     $16,676,005         $271,481      $16,947,486

Net Income                                       -            1,258,715           20,474        1,279,189

Redemptions                                    (287.482)       (808,135)               -         (808,135)

Partners' Capital
  June 30, 1995                               6,204.813      $17,126,585        $291,955      $17,418,540





Partners' Capital
  December 31, 1995                          5,761.751      $14,341,357        $263,621        $14,604,978

Net Loss                                             -       (2,209,957)        (40,796)        (2,250,753)

Redemptions                                   (401.881)        (870,443)              -           (870,443)

Partners' Capital
  June 30, 1996                              5,359.870      $11,260,957        $222,825        $11,483,782






           The accompanying footnotes are an integral part of these financial statements.


                                DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                                          STATEMENTS OF CASH FLOWS
(Unaudited)



                                                                For the Six Months Ended June 30,

                                                                   1996                  1995
                                                                     $                     $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                           (2,250,753)            1,279,189
   Noncash item included in net income (loss):
        Net change in unrealized                                  652,254             1,232,773

   (Increase) decrease in operating assets:
        Interest receivable (DWR)                                  12,446                  (388)

   Increase (decrease) in operating liabilities:
        Accrued brokerage commissions (DWR)                       (25,243)                4,490
        Accrued management fee (DWFCM)                             (8,414)                1,496
        Accrued transaction fees and costs                         (1,221)                1,515
        Accrued incentive fee (DWFCM)                              (3,299)              149,477

   Net cash provided by (used for) operating activities        (1,624,230)            2,668,552


CASH FLOWS FROM FINANCING ACTIVITIES


   Decrease in redemptions payable                               (207,602)              (27,951)
   Redemptions of units                                          (870,443)             (808,135)

   Net cash used for financing activities                      (1,078,045)             (836,086)


   Net increase (decrease) in cash                             (2,702,275)            1,832,466

   Balance at beginning of period                              14,643,529            15,466,376

   Balance at end of period                                    11,941,254            17,298,842




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

1. Organization
Dean Witter Diversified Futures Fund II L.P. (the "Partnership") was organized to engage in the speculative trading of commodity futures and futures-related contracts, including forward contracts on foreign currencies. The General Partner for the Partnership is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR"). The trading manager who makes all trading decisions for the Partnership is Dean Witter Futures and Currency Management, Inc. (DWFCM"), an affiliate of DWR. The General Partner, DWR and DWFCM are all wholly owned subsidiaries of Dean Witter, Discover & Co.

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

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3. Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At June 30, 1996, open contracts were:

                                          Contract or
                                        Notional Amount
                                                $

Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase                   246,000
   Commitments to Sell                     4,465,000
 Commodity Futures:
   Commitments to Purchase                 1,871,000
   Commitments to Sell                     4,074,000
 Foreign Futures:
   Commitments to Purchase                11,798,000
   Commitments to Sell                    18,025,000
Off-Exchange-Traded Forward
 Currency Contracts
   Commitments to Purchase                39,525,000
   Commitments to Sell                    41,091,000


A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)




The unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $200,165 at June 30, 1996. Of this amount, $365,842 related to exchange-traded futures contracts and ($165,677) related to off-exchange-traded forward currency contracts.



Exchange-traded futures contracts held by the Partnership at June 30, 1996 mature through March 1997. Off-exchange-traded forward currency contracts held by the Partnership at June 30, 1996 mature through August 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.


The Partnership also has credit risk because DWR acts as the futures commission merchant or the sole counterparty, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value credited or charged to the Fund's account on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures contracts, is required

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers, all funds held by DWR with respect to exchange traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts which funds totaled $12,307,096 at June 30, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all such contracts, to perform.


For the quarter ended June 30, 1996, the average fair value of financial instruments held for trading purposes was as follows:
                                          Assets       Liabilities
                                            $               $
Exchange-Traded Contracts:
  Financial Futures                    21,144,000      16,847,000
  Commodity Futures                    11,963,000       3,225,000
  Foreign Futures                      20,073,000       9,479,000
Off-Exchange-Traded Forward
 Currency Contracts                    37,877,000      47,397,000


4.  Subsequent Event
Effective September 1, 1996, brokerage commissions will be accrued at 80% of DWR's published non-member rates on a half-turn basis with maximum total brokerage commissions and transaction fees chargeable to the Partnership capped at .65% per month of adjusted Net Assets as defined in the Limited Partnership Agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Liquidity - The Partnership's assets are on deposit in separate commodity interest trading accounts with DWR, and are used by the Partnership as margin to engage in commodity futures, forward contracts, and other commodity interest trading. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts, forward contracts on foreign currencies and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in commodity futures, forward contracts and other commodity interests may be illiquid. If the price for the futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

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

Capital Resources - The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures, forward contracts on foreign currencies and other commodity interests. As redemptions are at the discretion of the Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter and Six Months Ended June 30, 1996
For the quarter ended June 30, 1996, the Partnership's total trading revenues including interest income were $4,667. During the second quarter, the Partnership posted a decrease in Net Asset Value per Unit. The most significant trading losses during the quarter were recorded in the financial futures markets as trendless price movement was experienced in non-U.S. interest rate futures, particularly in Australian, Japanese and European interest rate futures. Trading gains recorded during April and May from short U.S. interest rate futures positions, as prices in these markets moved lower, offset a portion of these losses. Additional losses for the Partnership were recorded in global stock index futures as prices moved without consistent direction throughout the quarter. In soft commodities, losses experienced from short-term volatile movement in sugar and coffee futures prices during April and May, as well as from losses in coffee and cocoa futures during June, more than offset gains recorded in June from short cotton positions as prices moved lower and from long sugar positions as prices moved higher. In currency trading, gains were recorded during April from short German mark and Swiss franc positions as the value of the German mark and Swiss franc moved lower relative to the U.S. dollar and other world currencies. Smaller trading gains were recorded by the Partnership during May from long Australian dollar positions as the value of the Australian dollar moved higher relative to other world currencies. Additional gains were recorded in metals trading from short copper, gold and silver futures positions as prices moved lower during June. In the agricultural markets, gains recorded from long corn and wheat futures positions as prices moved higher during April, offset losses in corn and soybean products in June. Smaller gains were recorded in the energy markets as gains in natural gas futures more than offset losses in other gas and oil products. Total expenses for the quarter were $398,753, resulting in a net loss of $394,086. The value of an individual Unit in the Partnership increased from $2,212.58 at March 31, 1996 to $2,142.55 at June 30, 1996.

For the six months ended June 30, 1996, the Partnership's total trading losses net of interest income were $1,419,202. During the first half of the year, the Partnership posted a decrease in Net Asset Value per Unit primarily as a result of a sudden and sharp trend reversal during February in the downward move in the value of the Japanese yen and most major European currencies, which had resulted in gains during January. Trading gains recorded during March from transactions involving the Australian dollar and Japanese yen offset a portion of the overall losses experienced in the currency markets during February. Additionally, trendless price movement in global interest rate futures trading during the second quarter, resulted in losses for the Partnership. In energy trading, gains in natural gas futures during June, as well as from gains in natural gas futures during June, as well as from gains in crude oil futures during March, offset a portion of overall losses for the first half of the year. In agricultural trading, long positions in corn and wheat futures profited from increasing prices early in the second quarter. These gains helped to mitigate losses experienced from trading soybean futures during the first quarter. Short-term volatile price movement in soft commodities futures resulted in losses for the Partnership during a majority of the first half of the year. Total expenses for the period were $831,551, resulting in a net loss of $2,250,753. The value of an individual Unit in the Partnership decreased from $2,534.82 at December 31, 1995 to $2,142.55 at June 30, 1996.

For the Quarter and Six Months Ended June 30, 1995
For the quarter ended June 30, 1995 the Partnership's total revenues including interest income were $504,730. During the second quarter, the Partnership posted a decrease in Net Asset Value per Unit. The most significant trading losses during the quarter were recorded from transactions involving most European currencies versus the U.S. dollar during May and June. Additional losses were recorded in the agricultural markets as a result of losses in soybean products and livestock futures. Trading losses were also experienced in the metals markets as base metals prices moved in a trendless pattern throughout the quarter. In soft commodities trading losses in cotton, cocoa and orange juice more than offset smaller gains in coffee trading. Trading losses experienced in the energy markets were the result of losses in heating oil, natural gas and gas oil during April and June.
Trading gains in the financial futures markets during April and May offset a portion of overall losses recorded by the Partnership during the second quarter. The majority of these gains were recorded from trading both global interest rate and stock index futures. Total expenses for the period were $546,503, resulting in a net loss of $41,773. The value of an individual Unit in the Partnership decreased from $2,813.87 at March 31, 1995 to $2,807.26 at June 30, 1995.

For the six months ended June 30, 1995 the Partnership's total revenues including interest income were $2,583,356. During the first six months, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded during February and March in the currency markets as a result of a decrease in value of the U.S. dollar versus the Japanese yen and major European currencies such as the Swiss franc, German mark and French franc. Additional gains were recorded in the financial futures markets as a result of trading Japanese and U.S. interest rate futures and global stock index futures during the first half of the year. A portion of the Partnership's gains recorded during the first half of the year were offset due to losses recorded in the agricultural markets from trading soybean products and in soft commodities as a result of trading losses in sugar, cotton, coffee and cocoa. Additional losses were recorded in the energy and metals markets during the first half of 1995. Total expenses for the period were $1,304,167, resulting in net income of $1,279,189. The value of an individual Unit in the Partnership increased from $2,610.40 at December 31, 1994 to $2,807.26 at June 30, 1995.

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




                                     Dean Witter Diversified Futures
                                     Fund II L.P. (Registrant)

                                     By: Demeter Management Corporation
                                        (General Partner)

August 9, 1996                       By:  /s/ Patti L. Behnke
                                              Patti L. Behnke
                                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.