Form 10-Q
period 1996-09-30
WITTER DEAN DIVERSIFIED FUTURES FUND II L P
filed 1996-11-08
CIK 839945

UNITED STATES
                                          SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D.C. 20549

                                                       FORM 10-Q



[X]      Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the Period ended September 30, 1996 or

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

                                                September 30, 1996

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

         Statements of Financial Condition September 30, 1996
         (Unaudited) and December 31, 1995.....................2

         Statements of Operations for the Quarters Ended
         September 30, 1996 and 1995 (Unaudited)...............3

         Statements of Operations for the Nine Months Ended
         September 30, 1996 and 1995 (Unaudited)...............4

         Statements of Changes in Partners' Capital for the
         Nine Months ended September 30, 1996 and 1995
         (Unaudited)...........................................5

         Statements of Cash Flows for the Nine Months Ended
         September 30, 1996 and 1995 (Unaudited)...............6

         Notes to Financial Statements (Unaudited)........... 7-12

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations..13-19

Part II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K...........       20


                                     DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                                           STATEMENTS OF FINANCIAL CONDITION

                                                                       September 30,              December 31,
                                                                           1996                       1995
                                                                             $                          $
                                                                        (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                                  11,205,380                   14,643,529
   Net unrealized gain on open contracts                                  1,014,005                      852,419

   Total Trading Equity                                                  12,219,385                   15,495,948

Interest receivable (DWR)                                                    39,010                       54,267

   Total Assets                                                          12,258,395                   15,550,215


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                                      341,356                      781,248
   Accrued management fee (DWFCM)                                            30,641                       38,862
   Accrued brokerage commissions (DWR)                                       16,797                      116,587
   Accrued transaction fees and costs                                         2,152                        5,241
   Accrued incentive fee (DWFCM)                                                  -                        3,299


   Total Liabilities                                                        390,946                      945,237


Partners' Capital

   Limited Partners (5,106.009 and
    5,657.751 Units, respectively)                                       11,630,556                   14,341,357
   General Partner (104 Units)                                              236,893                      263,621

   Total Partners' Capital                                               11,867,449                   14,604,978

   Total Liabilities and Partners' Capital                               12,258,395                   15,550,215


NET ASSET VALUE PER UNIT                                                   2,277.82                     2,534.82

                                    The accompanying footnotes are an integral part
                                            of these financial statements.
/TABLE

                                     DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                                               STATEMENTS OF OPERATIONS
(Unaudited)


                                                                      For the Quarters Ended September 30,

                                                                         1996                    1995
                                                                           $                       $
REVENUES
   Trading profit (loss):
        Realized                                                       144,140                  164,174
        Net change in unrealized                                       813,840               (1,794,089)

           Total Trading Results                                       957,980               (1,629,915)

   Interest Income (DWR)                                               119,649                  184,766

           Total Revenues                                            1,077,629               (1,445,149)


EXPENSES

   Brokerage fees (DWR)                                                246,062                  378,756
   Management fees (DWFCM)                                              90,036                  126,252
   Transaction fees and costs                                           16,507                   32,352
   Incentive fees (DWFCM)                                                    -                 (325,092)

           Total Expenses                                              352,605                  212,268

NET INCOME (LOSS)                                                      725,024              (1,657,417)


NET INCOME (LOSS) ALLOCATION

   Limited Partners                                                    710,956               (1,629,637)
   General Partner                                                      14,068                  (27,780)


NET INCOME (LOSS) PER UNIT

   Limited Partners                                                     135.27                  (267.12)
   General Partner                                                      135.27                  (267.12)


                                    The accompanying footnotes are an integral part
                                            of these financial statements.
/TABLE

                                     DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                                               STATEMENTS OF OPERATIONS
(Unaudited)


                                                                    For the Nine Months Ended September 30,

                                                                         1996                    1995
                                                                           $                       $
REVENUES
   Trading profit (loss):
        Realized                                                      (884,671)               3,590,864
        Net change in unrealized                                       161,586               (3,026,862)

           Total Trading Results                                      (723,085)                 564,002

   Interest Income (DWR)                                               381,512                  574,205

           Total Revenues                                             (341,573)               1,138,207


EXPENSES

   Brokerage fees (DWR)                                                832,679                1,180,793
   Management fees (DWFCM)                                             285,575                  393,598
   Transaction fees and costs                                           68,492                  102,407
   Incentive fees (DWFCM)                                               (2,590)                (160,363)

           Total Expenses                                            1,184,156                1,516,435

NET LOSS                                                            (1,525,729)                (378,228)


NET LOSS ALLOCATION

   Limited Partners                                                 (1,499,001)                (370,922)
   General Partner                                                     (26,728)                  (7,306)


NET LOSS PER UNIT

   Limited Partners                                                    (257.00)                  (70.26)
   General Partner                                                     (257.00)                  (70.26)


                                    The accompanying footnotes are an integral part
                                            of these financial statements.

                                     DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                                      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                 For the Nine Months Ended September 30, 1996 and 1995
                                                      (Unaudited)




                                                  Units of
                                                 Partnership          Limited           General
                                                  Interest           Partners           Partner            Total
Partners' Capital
  December 31, 1994                               6,492.295       $16,676,005          $271,481         $16,947,486

Net Loss                                                  -          (370,922)           (7,306)           (378,228)

Redemptions                                        (422.337)       (1,150,686)                -          (1,150,686)

Partners' Capital
  September 30, 1995                              6,069.958       $15,154,397          $264,175         $15,418,572




Partners' Capital
  December 31, 1995                               5,761.751       $14,341,357          $263,621         $14,604,978

Net Loss                                                  -        (1,499,001)          (26,728)         (1,525,729)

Redemptions                                        (551.742)       (1,211,800)                -          (1,211,800)

Partners' Capital
  September 30, 1996                              5,210.009       $11,630,556          $236,893         $11,867,449







                  The accompanying footnotes are an integral part
                          of these financial statements.

                                     DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                                               STATEMENTS OF CASH FLOWS
                                                      (Unaudited)





                                                                    For the Nine Months Ended September 30,

                                                                         1996                    1995
                                                                           $                       $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              (1,525,729)               (378,228)
Noncash item included in net loss:
        Net change in unrealized                                        (161,586)              3,026,862

   Decrease in operating assets:
        Interest receivable (DWR)                                         15,257                  10,352

   Increase (decrease) in operating liabilities:
        Accrued management fee (DWFCM)                                    (8,221)               (175,614)
        Accrued brokerage commissions (DWR)                              (99,790)                 (4,371)
        Accrued transaction fees and costs                                (3,089)                  1,436
        Accrued incentive fee (DWFCM)                                     (3,299)                (13,113)


Net cash provided by (used for) operating activities                  (1,786,457)              2,467,324


CASH FLOWS FROM FINANCING ACTIVITIES


   Decrease in redemptions payable                                       (439,892)               (26,391)
   Redemptions of units                                                (1,211,800)            (1,150,686)

Net cash used for financing activities                                 (1,651,692)            (1,177,077)


Net increase (decrease) in cash                                        (3,438,149)             1,290,247

Balance at beginning of period                                         14,643,529             15,466,376

Balance at end of period                                               11,205,380             16,756,623




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

1. Organization
Dean Witter Diversified Futures Fund II L.P. (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures and futures-related contracts, including forward contracts on foreign currencies. The General Partner for the Partnership is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR"). The trading manager who makes all trading decisions for the Partnership is Dean Witter Futures and Currency Management Inc. ("DWFCM"). The General Partner, DWR and DWFCM are all wholly owned subsidiaries of Dean Witter, Discover & Co.


2. Summary of Significant Accounting Policies
Effective September 1, 1996, brokerage commissions are accrued at 80% of DWR's published non-member rates on a half-turn basis with maximum total brokerage commissions and transaction fees chargeable to the Partnership capped at .65% per month of adjusted Net Assets as defined in the Limited Partnership Agreement.

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

4. Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At September 30, 1996, open contracts were:

                                          Contract or
                                        Notional Amount
                                               $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase                 1,037,000
 Commodity Futures:
   Commitments to Purchase                 2,933,000
   Commitments to Sell                     6,887,000
 Foreign Futures:
   Commitments to Purchase                27,871,000
   Commitments to Sell                     1,514,000
Off-Exchange-Traded Forward
 Currency Contracts
   Commitments to Purchase                27,749,000
   Commitments to Sell                    43,094,000

               DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)



A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.


The net unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $1,014,005 at September 30, 1996. Of this amount, $967,066 related to exchange-traded futures contracts and $46,939 related to off-exchange-traded forward currency contracts.


Exchange-traded futures contracts held by the Partnership at September 30, 1996 mature through June 1997. Off-exchange-traded forward currency contracts held by the Partnership at September 30, 1996 mature through November 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

                DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)





The Partnership also has credit risk because DWR acts as the futures commission merchant or the sole counterparty with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $12,172,446 at September 30, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all such contracts, to perform.

                  DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




For the nine months ended September 30, 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                            Assets     Liabilities
Exchange-Traded Contracts                     $             $
  Financial Futures                       14,316,000   11,429,000
  Commodity Futures                        9,064,000    4,245,000
  Foreign Futures                         22,944,000    7,185,000
Off-Exchange-Traded Forward
 Currency Contracts                       39,122,000   43,273,000



5.  Legal Matters
On September 6, 10, and 20, 1996, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, the General Partner, DWFCM, Dean Witter, Discover & Co. (all such parties referred to hereafter as the "Dean Witter Parties"), the Partnership, certain other limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors to those pools. Also, on September 18 and 20, 1996 similar purported class actions were filed in the Supreme Court of the State of New York, New York County, against the Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools sold by DWR. Generally, these complaints allege, among other things, that

                       DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                       NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)



the defendants committed fraud, deceit, misrepresentation, breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in connection with the sale and operation of the various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they and the Partnership have strong defenses to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties or the Partnership.

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

Capital Resources - The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures, forward contracts on foreign currencies and other commodity interest. As redemptions are at the discretion of the Limited Partners, it is not possible to estimate the amount and therefore, the impact of futures redemptions.

Results of Operations
For the Quarter and Nine Months Ended September 30, 1996
For the quarter ended September 30, 1996, the Partnership's total trading revenues including interest income were $1,077,629. During the third quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded in the financial futures markets from long Australian, European and Japanese bond futures positions as global interest rate futures prices moved steadily higher between July and September.
Additional gains were recorded in the energy markets from long positions in crude, heating and gas oil futures as prices in these markets trended higher throughout the quarter. Gains were also recorded in metals as a downward move in aluminum futures prices during September resulted in gains from previously established short positions. A portion of the overall gains for the quarter was offset by losses experienced in the agricultural, currency and soft commodities markets. In agricultural markets, losses were recorded as soybean and corn futures prices moved in an inconsistent pattern during most of the quarter. Additional losses were recorded in the currency markets during August from short Australian dollar positions as its value reversed higher relative to the U.S. dollar and other world currencies and from short Japanese yen positions as its value increased sharply during late August. In soft commodities, losses were recorded as a result of trendless movement in cotton and coffee prices throughout most of the quarter. Total expenses for the quarter were $352,605, resulting in net income of $725,024. The value of an individual Unit in the Partnership increased from $2,142.55 at June 30, 1996 to $2,277.82 at September 30, 1996.

For the nine months ended September 30, 1996, the Partnership's total trading losses net of interest income were $341,573. During the first three quarters of the year, the Partnership posted a decrease in Net Asset Value per Unit. The most significant losses were recorded in soft commodities as a result of choppy price movement in coffee, cotton and cocoa futures during a majority of the first nine months of the year. Additional losses were recorded in the agricultural markets as a result of trendless price movement in soybean products during the first and third quarters of the year. Gains from long corn and wheat futures positions during the second quarter offset a portion of these losses. In financial futures trading, losses were recorded as a result of short-term volatile movement in global stock index futures prices during the first nine months of the year. In interest rate futures, gains experienced during the third quarter from long Australian and European bond futures positions more than offset losses recorded during the first half of the year in U.S. and Japanese interest rate futures. In the currency markets, losses were recorded during February as a result of a sharp and sudden trend reversal in the previous downward move in the value of the Japanese yen and most European currencies, which had resulted in gains during January. Smaller currency losses were recorded from transactions involving the Canadian dollar. Trading gains experienced from transactions involving the German mark relative to the U.S. dollar and other world currencies during April and July helped to mitigate currency losses. A portion of overall losses during the first nine months of the year was offset by gains from short aluminum futures positions as prices declined sharply during September. These gains, coupled with smaller profits from trading gold, more than offset losses experienced in silver and other base metals during the first half of the year. Gains experienced during the third quarter in the energy markets from a strong upward move in heating, gas and crude oil futures prices more than offset losses experienced from trading unleaded gas futures earlier in the year. Total expenses for the quarter were $1,184,156, resulting in a net loss of $1,525,729. The value of an individual Unit in the Partnership decreased from $2,534.82 at December 31, 1995 to $2,277.82 at September 30, 1996.

For the Quarter and Nine Months Ended September 30, 1995
For the quarter ended September 30, 1995 the Partnership's total loss net of interest income was $1,445,149. During the third quarter, the Partnership posted a decrease in Net Asset Value per Unit. The most significant trading losses were recorded in financial futures as global interest rate futures prices experienced choppiness throughout the quarter. As a result of this price volatility, losses were experienced in U.S. Treasury bond, Treasury note and eurodollar futures, as well as in Japanese, Australian and French government bond futures trading. In global stock index futures, a sharp reversal in the downward trend in the Japanese Nikkei Index during July resulted in losses for the Partnership's previously established short Nikkei positions. Additional losses in this complex were recorded in Australian All Ordinaries Index futures as Australian stock prices remained in a short-term volatile range. In agricultural futures trading, net losses were recorded from trading the soybean products and corn as prices remained trendless throughout the quarter. Smaller losses were recorded in each of the energy, metals and soft commodities complexes as prices moved in a trendless pattern for most of the quarter. Trading gains from transactions involving the Japanese yen were recorded during all three months of the quarter as a downward trend in the value of the yen relative to the U.S. dollar was evident until late September. Smaller Partnership gains were recorded in August from transactions involving the British pound as its value declined relative to the U.S. dollar. These gains offset losses experienced due to a sharp reversal in European currency values during late September. Total expenses for the period were $212,268, resulting in a net loss of $1,657,417. The value of an individual Unit in the Partnership decreased from $2,807.26 at June 30, 1995 to $2,540.14 at September 30, 1995.


For the nine months ended September 30, 1995 the Partnership's total revenues including interest income were $1,138,207. During the first three quarters of the year, the Partnership posted a decrease in Net Asset Value per Unit. Trading gains during the first nine months were offset by brokerage commissions resulting in net trading losses. The most significant losses were recorded in agricultural futures, primarily due to a trendless environment in soybean and corn prices. In other markets, trading losses were experienced in metals futures as precious and base metals prices traded within a short-term volatile pattern for most of the year. Losses were also recorded in soft commodities and energy futures trading due to a similar price volatility. Trading gains were recorded in financial futures between February and May as global bond prices trended higher. As a result, gains were recorded in Japanese, U.S., Australian and European interest rate futures. Additional gains within this complex were recorded from long positions in S&P 500 Index futures as domestic stock prices reached record highs throughout the first nine months of the year.
Currency trading also helped in offsetting a portion of the Partnership's losses as an upward trend in the Japanese yen and major European currencies versus the U.S. dollar occurred between February and April. This upward trend in these foreign currencies lost momentum during May and June. However, a declining trend in the Japanese yen relative to the U.S. dollar occurred between July and September resulting in net gains for the Partnership's short yen positions during this period. Total expenses for the period were $1,516,435, resulting in a net loss of $378,228. The value of an individual Unit in the Partnership decreased from $2,610.40 at December 31, 1994 to $2,540.14 at September 30, 1995.

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




                                   Dean Witter Diversified Futures
                                        Fund II L.P. (Registrant)

                                   By: Demeter Management Corporation
                                        (General Partner)

November 8, 1996                   By:  /s/ Patti L. Behnke
                                            Patti L. Behnke
                                            Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.