Form 10-K/A
period 1997-03-31
WITTER DEAN DIVERSIFIED FUTURES FUND II L P
filed 1997-04-22
CIK 839945

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K-A

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

                                 DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                                       (Registrant)

                                 BY:  Demeter Management Corporation,
                                       General Partner

March 31, 1997                   BY: /s/ Mark J. Hawley
                                         Mark J. Hawley, Director and
                                         President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Mark J. Hawley                                       March 31, 1997
         Mark J. Hawley, Director and
           President

    /s/  Richard M. DeMartini                                 March 31, 1997
         Richard M. DeMartini, Director
           and Chairman of the Board


    /s/  Lawrence Volpe                                       March 31, 1997
         Lawrence Volpe, Director


    /s/  Laurence E. Mollner                                  March 31, 1997
         Laurence E. Mollner, Director


    /s/  Joseph G. Siniscalchi                                March 31, 1997
         Joseph G. Siniscalchi, Director


    /s/  Edward C. Oelsner III                                March 31, 1997
         Edward C. Oelsner III, Director


    /s/  Robert E. Murray                                     March 31, 1997
         Robert E. Murray, Director


    /s/  Patti L. Behnke                                      March 31, 1997
         Patti L. Behnke, Chief Financial
           Officer and Principal Accounting
           Officer

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