Form 10-Q
period 1997-03-31
WITTER DEAN DIVERSIFIED FUTURES FUND II L P
filed 1997-05-13
CIK 839945

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the Period ended March 31, 1997 or

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

                       March 31, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition March 31, 1997
     (Unaudited) and December 31, 1996.....................2

     Statements of Operations for the Quarters Ended
     March 31, 1997 and 1996 (Unaudited)...................3

     Statements of Changes in Partners' Capital for the
        Quarters Ended March 31, 1997 and 1996
     (Unaudited)...........................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1997 and 1996 (Unaudited)...................5

     Notes to Financial Statements (Unaudited)..........6-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..........12-15

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................16-17

Item 6. Exhibits and Reports on Form 8-K................. 18




          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                                March 31,     December 31,
                                                   1997           1996
                                                     $              $
                                                 (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                            12,723,646      12,415,430
 Net unrealized gain on open contracts              384,956         160,193

 Total Trading Equity                            13,108,602      12,575,623

Interest receivable (DWR)                            46,619          42,043
Due from DWR                                         17,141               -

 Total Assets                                    13,172,362      12,617,666


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                                525,091         297,904
 Accrued brokerage commissions (DWR)                 34,476          15,137
 Accrued management fee (DWFCM)                      32,925          31,538
 Accrued transaction fees and costs                   2,550           2,330

 Total Liabilities                                  595,042         346,909


Partners' Capital

 Limited Partners (4,778.675 and
  4,982.521 Units, respectively)                 12,309,426      12,019,867
 General Partner (104 Units)                        267,894         250,890

 Total Partners' Capital                         12,577,320      12,270,757

 Total Liabilities and Partners' Capital         13,172,362      12,617,666


NET ASSET VALUE PER UNIT                           2,575.91        2,412.41


        The accompanying footnotes are an integral part of these financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                For the Quarters Ended March 31,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                         827,347   (1,523,712)
    Net change in unrealized         224,763      (33,617)

      Total Trading Results        1,052,110   (1,557,329)

 Interest Income (DWR)               128,476      133,457

      Total Revenues               1,180,586   (1,423,872)


EXPENSES

 Brokerage fees (DWR)                230,557     303,808
 Management fees (DWFCM)             100,157     101,269
 Transaction fees and costs           18,218      30,307
 Incentive fees (DWFCM)                  -        (2,590)

      Total Expenses                 348,932     432,794

NET INCOME (LOSS)                    831,654  (1,856,666)


NET INCOME (LOSS) ALLOCATION

 Limited Partners                   814,650   (1,823,153)
 General Partner                     17,004      (33,513)



NET INCOME (LOSS) PER UNIT

Limited Partners                     163.50      (322.24)
General Partner                      163.50      (322.24)

        The accompanying footnotes are an integral part of these financial statements.


          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership   Limited    General
                          Interest   Partners    Partner    Total
Partners' Capital,
 December 31, 1995      5,761.751   $14,341,357   $263,621   $14,604,978

Net Loss                       -     (1,823,153)   (33,513)   (1,856,666)

Redemptions              (134.141)     (296,797)        -       (296,797)

Partners' Capital,
 March 31, 1996         5,627.610   $12,221,407   $230,108   $12,451,515




Partners' Capital,
    December 31, 1996   5,086.521   $12,019,867   $250,890   $12,270,757

Net Income                   -          814,650     17,004       831,654

Redemptions              (203.846)     (525,091)   $     -      (525,091)

Partners' Capital,
   March 31, 1997       4,882.675   $12,309,426   $267,894   $12,577,320



         The accompanying footnotes are an integral part of these financial statements.


          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                             For the Quarters Ended March 31,

                                                       1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                     831,654          (1,856,666)
Noncash item included in net income (loss):
    Net change in unrealized                         (224,763)             33,617

(Increase) decrease in operating assets:
    Interest receivable (DWR)                          (4,576)             12,086
    Due from DWR                                      (17,141)
Increase (decrease) in operating liabilities:
    Accrued brokerage commissions (DWR)                19,339             (20,009)
    Accrued management fee (DWFCM)                      1,387              (6,669)
    Accrued transaction fees and costs                    220              (3,577)
    Accrued incentive fee (DWFCM)                           -              (3,299)

Net cash provided by (used for) operating activities   606,120         (1,844,517)


CASH FLOWS FROM FINANCING ACTIVITIES


Increase (decrease) in  redemptions  payable           227,187           (484,451)
Redemptions of units                                  (525,091)          (296,797)

Net cash used for financing activities                (297,904)          (781,248)


Net increase (decrease) in cash                        308,216         (2,625,765)

Balance at beginning of period                      12,415,430         14,643,529

Balance at end of period                            12,723,646         12,017,764





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

Partnership's December 31, 1996 Annual Report on Form 10-K.


1. Organization

Dean  Witter Diversified Futures Fund II L.P. (the "Partnership")

is  a  limited partnership organized to engage in the speculative trading  of  commodity  futures  and  futures-related  contracts,

including  forward contracts on foreign currencies.  The  general partner  for  the  Partnership is Demeter Management  Corporation

(the  "Demeter").  The commodity broker is Dean  Witter  Reynolds

Inc.   ("DWR").   The  trading  manager  who  makes  all  trading

decisions  for the Partnership is Dean Witter Futures &  Currency

Management,  Inc. ("DWFCM"), an affiliate of DWR.  Demeter,  DWR,

and  DWFCM  are  all wholly owned subsidiaries  of  Dean  Witter,

Discover & Co. ("DWD").

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

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

Risk arises from changes in the value of these contracts and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest  rate volatility.   At  March  31,  1997  and

December 31, 1996, open contracts were:

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

                               Contract or Notional Amount
                            March 31, 1997   December 31, 1996
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Sell         55,000,000                  -
 Commodity Futures:
   Commitments to Purchase      8,586,000          2,026,000
   Commitments to Sell          3,489,000          6,083,000
 Foreign Futures:
   Commitments to Purchase      3,466,000          6,629,000
   Commitments to Sell         26,271,000         11,748,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     17,847,000         33,150,000
   Commitments to Sell         30,483,000         42,844,000


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

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statement  of Financial Condition and totaled  $384,956  and

$160,193  at  March 31, 1997 and December 31, 1996, respectively.

Of  the  $384,956 net unrealized gain on open contracts at  March

31,  1997  $686,490 related to exchange traded futures  contracts and  $(301,534)  related to off-exchange-traded forward  currency contracts.  Of the $160,193 unrealized gain on open contracts  at

December  31,  1996, $423,229 related to exchange-traded  futures contracts  and $(263,036) related to off-exchange-traded  forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March 31, 1997 and December 31, 1996 mature through December 1997 and June 1997, respectively. Off-exchange-traded forward currency contracts held by the Partnership at March 31, 1997 and  December

31, 1996 mature through May 1997 and February 1997, respectively.

The   contract   amounts  in  the  above  table   represent   the

Partnership's extent of involvement in the particular class of

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

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

Commission  to  segregate from its own assets and  for  the  sole benefit  of  its commodity customers all funds held by  DWR  with respect to exchange-traded futures contracts including an  amount equal  to  the net unrealized gain on all open futures contracts,

which funds totaled $13,410,136 and $12,838,659 at March 31, 1997

and  December  31,  1996,  respectively.   With  respect  to  the

Partnership's  off-exchange-traded  forward  currency  contracts,

there  are  no  daily settlements of variations in value  nor  is there

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


any  requirement that an amount equal to the net unrealized  gain on  open forward contracts be segregated.  With respect to  those off-exchange-traded forward currency contracts, the  Partnerships are  at  risk to the ability of DWR, the counterparty on  all  of such contracts, to perform.



For  the  quarter  ended March 31, 1997 and for  the  year  ended

December 31, 1996 the average fair value of financial instruments held for trading purposes was as follows:

                                               March 1997
                                       Assets         Liabilities
                                         $                 $

Exchange-Traded Contracts:
  Financial Futures                     695,000       23,903,000
  Commodity Futures                   5,217,000        4,146,000
  Foreign Futures                    15,589,000       10,014,000
Off-Exchange-Traded Forward
 Currency Contracts                  19,997,000       32,648,000


                                             December 1996
                                       Assets         Liabilities
                                         $                 $

Exchange-Traded Contracts:
  Financial Futures                  15,923,000        8,572,000
  Commodity Futures                   7,188,000        5,152,000
  Foreign Futures                    22,067,000        8,118,000
Off-Exchange-Traded Forward
 Currency Contracts                  37,689,000       41,562,000

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

Results of Operations

For the Quarter Ended March 31, 1997

For  the  quarter  ended March 31, 1997, the Partnership's  total trading  revenues  including  interest  income  were  $1,180,586.

During  the first quarter, the Partnership posted an increase  in

Net  Asset  Value per Unit.  Total expenses for the  period  were

$348,932,  generating net income of $831,654.  The  value  of  an individual  Unit in the Partnership increased from  $2,412.41  at

December 31, 1996 to $2,575.91 at March 31, 1997.



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

                 PART II.    OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

On  September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold  by DWR.  Named defendants include DWR, Demeter, DWFCM,  DWD

(all  such  parties  referred to hereafter as  the  "Dean  Witter

Parties"),  the  Partnership, certain other  limited  partnership commodity  pools  of  which Demeter is the general  partner,  and certain trading advisors to those pools.  Similar purported class actions  were  also filed on September 18 and  20,  1996  in  the

Supreme Court of the State of New York, New York County,  and  on

November 14, 1996 in the Superior Court of the State of Delaware,

New  Castle  County, against the Dean Witter Parties and  certain trading  advisors  on behalf of all purchasers  of  interests  in

various   limited  partnership  commodity  pools  including   the

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




                               Dean Witter Diversified Futures
                               Fund II L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

May   13,   1997                    By:   /s/  Patti  L.   Behnke
                                               Patti L. Behnke
                                               Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.