Form 10-K/A
period 1996-12-31
WITTER DEAN DIVERSIFIED FUTURES FUND II L P
filed 1997-05-28
CIK 839945

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-K/A
                                        AMENDMENT

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

                                 DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                                       (Registrant)

                                 BY:  Demeter Management Corporation,
                                       General Partner

March 24, 1997                   BY: /s/ Mark J. Hawley
                                         Mark J. Hawley, Director and
                                         President

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


    /s/  Joseph G. Siniscalchi                            March 25, 1997
         Joseph G. Siniscalchi, Director


    /s/  Edward C. Oelsner III                            March 25, 1997
         Edward C. Oelsner III, Director


    /s/  Robert E. Murray                                 March 25, 1997
         Robert E. Murray, Director


    /s/  Patti L. Behnke                                  March 25, 1997
         Patti L. Behnke, Chief Financial
           Officer and Principal Accounting
           Officer

EXHIBIT INDEX


        ITEM                                             METHOD OF FILING

 -3.    Limited Partnership Agreement of
        the Partnership, dated as of
        October 28, 1988.                                               (1)

-10.    Management Agreement among the
        Partnership, Demeter Management
        Corporation and Dean Witter Futures                             (2)
        & Currency Management Inc. dated
        as of October 28, 1988.

-10.    Customer Agreement Between the
        Partnership and Dean Witter
        Reynolds, Inc., dated as of                                     (3)
        October 28, 1988.

-99.    December 31, 1996 Annual Report to Limited Partners.            (4)


(1) Incorporated by reference to Exhibit 3.01 and Exhibit 3.02 of the Partnership's Registration Statement on Form S-1.

(2) Incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement on Form S-1.

(3) Incorporated by reference to Exhibit 10.01 of the Partnership's Registration Statement on Form S-1.

(4) Filed herewith.