Form 10-Q
period 1997-06-30
WITTER DEAN DIVERSIFIED FUTURES FUND II L P
filed 1997-08-08
CIK 839945

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the Period ended June 30, 1997 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-24662

             DEAN   WITTER  DIVERSIFIED  FUTURES  FUND  II   L.P.
(Exact name of registrant as specified in its charter)


          Delaware                              13-3490286
(State or other jurisdiction of              (I.R.S. Employer
Incorporation  or organization)                    Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY             10048
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

                       June 30, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition June 30, 1997
     (Unaudited) and December 31, 1996.....................2

     Statements of Operations for the Quarters Ended
     June 30, 1997 and 1996 (Unaudited)....................3

     Statements of Operations for the Six Months Ended
     June 30, 1997 and 1996 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
        Six Months ended June 30, 1997 and 1996
     (Unaudited)...........................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1997 and 1996 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)..........7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..13-19

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................20-21

Item 5. Other Information.................................21

Item 6. Exhibits and Reports on Form 8-K..................22







          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                      June 30,     December 31,
                                        1997           1996
                                         $              $
                                    (Unaudited)


ASSETS
Equity in Commodity futures trading accounts:
 Cash                              11,608,825      12,415,430
 Net unrealized gain on open contracts      164,074     160,193

 Total Trading Equity              11,772,899      12,575,623

 Interest receivable (DWR)             37,853          42,043
      Due      from     DWR                                 6,088
-

 Total Assets                      11,816,840      12,617,666


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                  690,859         297,904
 Accrued brokerage fees (DWR)          38,297          15,137
 Accrued management fee (DWFCM)        29,536          31,538
 Accrued transaction fees and costs      2,373            2,330

 Total Liabilities                    761,065         346,909


Partners' Capital

 Limited Partners (4,491.508 and
  4,982.521 Units, respectively)   10,805,574      12,019,867
 General Partner (104 Units)          250,201         250,890

 Total Partners' Capital           11,055,775      12,270,757

 Total Liabilities and Partners' Capital11,816,840  12,617,666


NET ASSET VALUE PER UNIT              2,405.78       2,412.41

        The accompanying footnotes are an integral part of these financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                 For the Quarters Ended June 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                      (410,972)     494,900
    Net change in unrealized      (220,882)     (618,638)

      Total Trading Results       (631,854)     (123,738)

    Interest Income (DWR)          122,732      128,405

      Total Revenues              (509,122)        4,667


EXPENSES

    Brokerage fees (DWR)           215,360       282,808
    Management fee (DWFCM)          89,323        94,269
        Transaction     fees     and     costs             16,881
21,676

      Total Expenses               321,564       398,753

NET LOSS                          (830,686)       (394,086)


NET LOSS ALLOCATION

            Limited        Partners                     (812,993)
(386,804)
            General        Partner                       (17,693)
(7,282)


NET LOSS PER UNIT

            Limited        Partners                      (170.13)
(70.03)
              General        Partner                     (170.13)
(70.03)


        The accompanying footnotes are an integral part of these financial statements.


          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                For the Six Months Ended June 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       416,375      (1,028,811)
    Net change in unrealized         3,881      (652,254)

      Total Trading Results        420,256      (1,681,065)

    Interest Income (DWR)          251,208      261,863

      Total Revenues               671,464    (1,419,202)


EXPENSES

    Brokerage fees (DWR)           445,917     586,617
    Management fee (DWFCM)         189,480     195,539
    Transaction fees and costs      35,099         51,985
    Incentive fee (DWFCM)               -       (2,590)

       Total Expenses              670,496      831,551

NET INCOME (LOSS)                      968      (2,250,753)


NET INCOME (LOSS) ALLOCATION

    Limited Partners                 1,657    (2,209,957)
    General Partner                   (689)     (40,796)


NET INCOME (LOSS) PER UNIT

    Limited Partners                 (6.63)     (392.27)
    General Partner                  (6.63)     (392.27)




        The accompanying footnotes are an integral part of these financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
    December   31,   1995       5,761.751             $14,341,357
$263,621                         $14,604,978

Net     Loss                          -               (2,209,957)
(40,796)                         (2,250,753)

Redemptions                  (401.881)                  (870,443)
-                                  (870,443)

Partners' Capital,
    June   30,   1996           5,359.870             $11,260,957
$222,825                         $11,483,782




Partners' Capital,
  December 31, 1996      5,086.521 $12,019,867        $250,890       $12,270,757

Net Income (Loss)            -        1,657    (689)            968


Redemptions                (491.013)    (1,215,950)                        -
(1,215,950)

Partners' Capital,
  June 30, 1997          4,595.508 $10,805,574        $250,201     $11,055,775







         The accompanying footnotes are an integral part of these financial statements.



          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1997            1996
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
        Net       income       (loss)                         968
(2,250,753)
 Noncash item included in net income (loss):
    Net change in unrealized       (3,881)               652,254

 (Increase) decrease in operating assets:
    Interest receivable (DWR)       4,190                12,446
    Due from DWR                    (6,088)              -

 Increase (decrease) in operating liabilities:
    Accrued brokerage fees (DWR)    23,160               (25,243)
    Accrued management fee (DWFCM)  (2,002)              (8,414)
      Accrued   transaction   fees   and   costs               43
(1,221)
        Accrued     incentive    fee     (DWFCM)                -
(3,299)

  Net  cash provided by (used for) operating activities    16,390
(1,624,230)


CASH FLOWS FROM FINANCING ACTIVITIES


    Increase    (decrease)    in    redemptions    payable392,955
(207,602)
       Redemptions      of      units                 (1,215,950)
(870,443)

  Net  cash  used  for  financing activities     (822,995)
<1,078,045)


   Net  decrease  in  cash              (806,605)
<2,702,275)

  Balance  at  beginning  of  period  12,415,430
14,643,529

  Balance  at  end  of  period        11,608,825
11,941,254




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

Partnership's December 31, 1996 Annual Report on Form 10-K.

1. Organization

Dean  Witter Diversified Futures Fund II L.P. (the "Partnership")

is  a  limited partnership organized to engage in the speculative trading  of  commodity  futures  and  futures-related  contracts,

including  forward contracts on foreign currencies (collectively,

"futures interests").  The general partner for the Partnership is

Demeter Management Corporation ("Demeter").  The commodity broker is  Dean  Witter Reynolds Inc. ("DWR").  The trading manager  who makes  all  trading decisions for the Partnership is Dean  Witter

Futures  &  Currency Management, Inc. ("DWFCM"), an affiliate  of

DWR.  Demeter, DWR and DWFCM are all wholly owned subsidiaries of

Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD").

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

Risk arises from changes in the value of these contracts and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest  rate  volatility.   At  June  30,  1997  and

December 31, 1996, open contracts were:


Contract or Notional Amount
                            June 30, 1997    December 31, 1996
                                    $                   $

Exchange-Traded Contracts
 Financial Futures:
        Commitments      to      Purchase              16,268,000
-
 Commodity Futures:
   Commitments to Purchase     3,403,000           2,026,000
   Commitments to Sell        11,427,000           6,083,000
 Foreign Futures:
   Commitments to Purchase    24,494,000           6,629,000
   Commitments to Sell        10,870,000          11,748,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase    23,962,000          33,150,000
   Commitments to Sell        25,729,000          42,844,000


A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled  $164,074  and

$160,193  at  June 30, 1997 and December 31, 1996,  respectively.

Of the $164,074 net unrealized gain on open contracts at June 30,

1997, $312,810, related to exchange-traded futures contracts  and

$(148,736)   related  to  off-exchange-traded  forward   currency

contracts.  Of the $160,193 net unrealized gain on open contracts at December 31, 1996, $423,229 related to exchange-traded futures contracts  and $(263,036) related to off-exchange-traded  forward currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  1997 and December 31, 1996 mature through December 1997  and

June  1997,  respectively.  Off-exchange-traded forward  currency contracts  held by the Partnership at June 30, 1997 and  December

31,   1996   mature  through  August  1997  and  February   1997,

respectively.  The contract amounts in the above table  represent the  Partnership's extent of involvement in the particular  class of financial instrument, but not the credit risk associated with

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


counterparty  nonperformance.  The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.



The  Partnership  also has credit risk because DWR  acts  as  the futures  commission  merchant  or  the  sole  counterparty,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with

variations  in  value  settled on a daily  basis.   DWR,  as  the

futures commission merchant for all of the Partnership's exchange-

traded futures contracts, is required pursuant to regulations  of the  Commodity Futures Trading Commission ("CFTC")  to  segregate from  its  own  assets and for the sole benefit of its  commodity customers,  all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized

gain   on   all  open  futures  contracts,  which  funds  totaled

$11,921,635  and  $12,838,659 at June 30, 1997 and  December  31,

1996,  respectively.  With  respect  to  the  Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the  ability  of DWR, the counterparty on all such contracts,  to perform.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


For  the  six months ended June 30, 1997 and for the  year  ended

December   31,  1996,   the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                           June 30, 1997
                                       Assets        Liabilities
                                         $               $

Exchange-Traded Contracts:
  Financial Futures                  2,843,000       21,363,000
  Commodity Futures                  4,355,000        5,481,000
  Foreign Futures                   13,662,000        9,310,000
Off-Exchange-Traded Forward
 Currency Contracts                 20,398,000       28,688,000


                                        December 31, 1996
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



4.  Subsequent Event

On  July  31,  1997,  DWR closed the sale  of  its  institutional futures business and foreign currency trading operations to  Carr

Futures  Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez.

Following  the  sale,  Carr  became  the  counterparty   on   the

Partnership's  foreign  currency  trades.   However,   during   a

transition  period of about three months, DWR  will  continue  to perform  certain  services relating to the Partnership's  futures trading including clearance.  After such transition period, DWR

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



will  continue  to serve as a futures broker for the  Partnership with  Carr  providing  execution and clearing  services  for  the

Partnership's account.

Item   2.MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
CONDITION        AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit  in  futures

interest  trading  accounts  with  DWR,  and  are  used  by   the

Partnership as margin to engage in futures interest trading.  DWR holds  such  assets  in  either  designated  depositories  or  in securities approved by the CFTC for investment of customer funds.

The Partnership's assets held by DWR may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose is to trade in futures interests, it is expected that the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures interests may, from time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits".  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond the  daily limit.  If the price of a particular futures  interest has  increased  or  decreased by an amount equal  to  the  "daily limit",  positions in such futures interest can neither be  taken nor liquidated unless traders are willing to effect trades at  or

within  the  limit.   Futures interest prices  have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from promptly liquidating its futures interests and result in restrictions on redemptions. However, since the commencement of trading  by  the Partnership, there has never been  a  time  when illiquidity  has affected a material portion of the Partnership's assets.



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



Capital  Resources - The Partnership does not have, nor  does  it expect  to  have, any capital assets.  Redemptions and  sales  of additional  Units of Limited Partnership Interest in  the  future will  affect  the  amount of funds available for  investments  in futures interests in subsequent periods.  As redemptions  are  at the  discretion  of the Limited Partners, it is not  possible  to

estimate   the  amount  and  therefore  the  impact   of   future

redemptions.



Results of Operations

For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended  June 30, 1997 the  Partnership's  total trading losses net of interest income were $509,122. During the second quarter, the Partnership posted a decrease in Net Asset

Value  per Unit.   Losses were recorded in the financial  futures

markets  during April from short positions in U.S. interest  rate futures  as  prices moved higher late in the month.  This  upward price  move  resulted  in the Partnership establishing  new  long positions,  which  recorded additional losses in  May  as  prices finished  the  month lower.  Smaller losses were  recorded  as  a result of similar choppy price movement in European interest rate futures  during  April and May.  A portion of  these  losses  was offset  in  June from long global interest rate and  stock  index futures  positions  as  prices  in these  markets  moved  higher.

Trading  losses  were  also recorded in  the  energy  and  metals markets  as  oil  and gas prices, as well as base metals  prices,

moved  in  a choppy pattern throughout a majority of the quarter.

Smaller  losses  were recorded in the currency markets  as  gains experienced from a strengthening in the value of the U.S.  dollar versus  the  Japanese yen during April were more than  offset  by losses  recorded  from  transactions involving  the  Swiss  franc during  June and from transactions involving the Canadian  dollar and  British  pound  during May.  A portion of the  Partnership's overall  losses  for the quarter was offset by gains  experienced from  long  coffee  futures positions as  coffee  prices  trended higher  during April and May.  Gains recorded from short  soybean and  corn  futures  positions, as prices in these  markets  moved lower  during  June, also helped to mitigate  losses  during  the

quarter.   Total expenses for the period were $321,564, resulting

in a net loss of $830,686. The value of an individual Unit in the Partnership decreased from $2,575.91 at at March 31, 1997 to $2,405.78 at June 30, 1997.



For  the  six months ended June 30, 1997 the Partnership's  total

revenues  including  interest income were $671,464.   During  the

first  six months, the Partnership posted a decrease in Net Asset

Value per Unit.  Losses were experienced in global interest  rate futures as prices in these markets moved in a short-term volatile

range  during  the  period January to April.   Losses  were  also

recorded from trading energy futures during the second quarter as oil  and  gas prices moved without consistent direction.  Smaller losses were recorded in metals as gains recorded from short  gold futures positions during January were more than offset by  losses

in  base  metals  futures trading during the second  quarter.   A

majority of the Partnership's overall losses were offset by gains recorded  in  the currency markets as a result of a strengthening in  the  value of the U.S. dollar versus the Japanese yen  during the  period  January  through April and relative  to  most  major

European  currencies during January and February.  A  portion  of these gains was offset by losses from transactions involving  the

British pound and Canadian dollar during February, March and May.

Gains  recorded  in  soft commodities from  long  coffee  futures positions,  as  coffee  prices  trended  steadily  higher  during

January  and February and again during April and May also  helped to  mitigate  overall  losses for the first  half  of  the  year.

Smaller  gains  were  recorded in the agricultural  markets  from trading soybean and corn futures.  Total expenses for the  period were $670,496, resulting
in  net  income of $968.  The value of an individual Unit in  the

Partnership  increased from $2,412.41 at  December  31,  1996  to

$2,405.78 at June 30, 1997.



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

Partnership  during May from long Australian dollar positions  as the value of the Australian dollar moved higher relative to other

world  currencies.   Additional gains  were  recorded  in  metals

trading  from short copper, gold and silver futures positions  as prices  moved  lower  during June.  In the agricultural  markets,

gains  recorded  from  long corn and wheat futures  positions  as prices  moved  higher during April, offset  losses  in  corn  and soybean  products in June.  Smaller gains were  recorded  in  the energy  markets as gains in natural gas futures more than  offset losses  in  other gas and oil products.  Total expenses  for  the

quarter were $398,753, resulting in a net loss of $394,086.   The

value  of  an  individual Unit in the Partnership decreased  from

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

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold by DWR.  Named defendants include DWR, Demeter, DWFCM, MSDWD

(all  such  parties  referred to hereafter as  the  "Dean  Witter

Parties"),  the  Partnership, certain other  limited  partnership commodity  pools  of  which Demeter is the general  partner,  and certain  trading advisors to those pools.  On June 16, 1997,  the plaintiffs  in  the  above actions filed a  consolidated  amended

complaint.   Similar purported class actions were also  filed  on

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




Item 5.  OTHER INFORMATION

On  July  21,  1997,  MSDWD,  the sole  shareholder  of  Demeter,

appointed  a  new  Board of Directors consisting  of  Richard  M.

DeMartini, Mark J. Hawley, Lawrence Volpe, Joseph G. Siniscalchi,

Edward C. Oelsner III, and Robert E. Murray.

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




                               Dean Witter Diversified Futures
                               Fund II L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

August   8,   1997                  By:   /s/  Patti  L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.