Form 10-Q
period 1997-09-30
WITTER DEAN DIVERSIFIED FUTURES FUND II L P
filed 1997-11-10
CIK 839945

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the Period ended September 30, 1997 or

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

                     September 30, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 1997
     (Unaudited) and December 31, 1996.....................2

     Statements of Operations for the Quarters Ended
     September 30, 1997 and 1996 (Unaudited)...............3

     Statements of Operations for the Nine Months Ended
     September 30, 1997 and 1996 (Unaudited)...............4

     Statements of Changes in Partners' Capital for the
        Nine Months ended September 30, 1997 and 1996
     (Unaudited)...........................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1997 and 1996 (Unaudited)...............6

        Notes to Financial Statements (Unaudited)........  7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..13-19

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................20-21

Item 5. Other Information.................................21

Item 6. Exhibits and Reports on Form 8-K..................22




          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                          September 30,   December 31,
                                               1997           1996
                                                $              $
                                           (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                       10,915,331      12,415,430
  Net  unrealized gain on open contracts       689,490         160,193

 Total Trading Equity                       11,604,821      12,575,623

Interest receivable (DWR)                       36,919          42,043

 Total Assets                               11,641,740      12,617,666


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                          530,225          297,904
 Accrued management fee (DWFCM)                29,099           31,538
 Accrued brokerage commissions (DWR)           26,234           15,137
 Accrued transaction fees and costs             2,067            2,330

 Total Liabilities                            587,625          346,909


Partners' Capital

 Limited Partners ( 4,281.169 and
  4,982.521 Units, respectively)           10,791,952       12,019,867
 General Partner (104 Units)                  262,163          250,890

 Total Partners' Capital                   11,054,115       12,270,757

 Total Liabilities and Partners' Capital   11,641,740       12,617,666


NET ASSET VALUE PER UNIT                     2,520.80         2,412.41



        The accompanying footnotes are an integral part of these financial statements.


          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended September 30,

                                        1997            1996
                                         $            $
REVENUES
 Trading profit:
    Realized                         183,098    144,140
    Net change in unrealized         525,415    813,840

      Total Trading Results          708,513    957,980

 Interest Income (DWR)               117,079    119,649

      Total Revenues                 825,592  1,077,629


EXPENSES

 Brokerage fees (DWR)                194,316    246,062
 Management fees (DWFCM)              87,118     90,036
 Transaction fees and costs           15,593     16,507

      Total Expenses                 297,027    352,605

NET INCOME                           528,565    725,024


NET INCOME ALLOCATION

Limited Partners                     516,603    710,956
General Partner                       11,962     14,068


NET INCOME PER UNIT

Limited Partners                       115.02    135.27
General Partner                        115.02    135.27


        The accompanying footnotes are an integral part of these financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                             For the Nine Months Ended September 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                         599,472   (884,671)
    Net change in unrealized         529,297     161,586

      Total Trading Results        1,128,769   (723,085)

 Interest Income (DWR)               368,287    381,512

      Total Revenues               1,497,056   (341,573)


EXPENSES

 Brokerage fees (DWR)                640,232    832,679
 Management fees (DWFCM)             276,598    285,575
 Transaction fees and costs          50,693      68,492
 Incentive fees (DWFCM)                   -      (2,590)

      Total Expenses                 967,523  1,184,156

NET INCOME (LOSS)                    529,533  (1,525,729)


NET INCOME (LOSS) ALLOCATION

 Limited Partners                    518,260 (1,499,001)
 General Partner                      11,273    (26,728)


NET INCOME (LOSS) PER UNIT

 Limited Partners                     108.39    (257.00)
 General Partner                      108.39    (257.00)


        The accompanying footnotes are an integral part of these financial statements.


          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
      For the Nine Months Ended September 30, 1997and 1996
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total
Partners' Capital
 December 31, 1995      5,761.751   $14,341,357   $263,621   $14,604,978

Net Loss                       -     (1,499,001)   (26,728)   (1,525,729)

Redemptions             (551.742)    (1,211,800)         -    (1,211,800)

Partners' Capital
 September 30, 1996    5,210.009    $11,630,556   $236,893   $11,867,449






Partners' Capital
 December 31, 1996     5,086.521    $12,019,867   $250,890   $12,270,757

Net Income                    -         518,260     11,273       529,533

Redemptions             (701.352)    (1,746,175)         -    (1,746,175)

Partners' Capital
 September 30, 1997    4,385.169    $10,791,952   $262,163   $11,054,115







         The accompanying footnotes are an integral part of these financial statements.




          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                                   1997            1996
                                                       $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income  (loss):                              529,533   (1,525,729)
Noncash item included in net income (loss):
      Net  change  in  unrealized                 (529,297)    (161,586)

Decrease in operating assets:
    Interest receivable (DWR)                        5,124       15,257

Increase (decrease) in operating liabilities:
    Accrued management fee (DWFCM)                  (2,439)      (8,221)
    Accrued brokerage commissions (DWR)             11,097      (99,790)
    Accrued transaction fees and costs                (263)      (3,089)
    Accrued incentive fee   (DWFCM)                    -         (3,299)

Net cash provided by (used for) operating activities 13,755  (1,786,457)


CASH FLOWS FROM FINANCING ACTIVITIES


   Increase  (decrease)  in  redemptions  payable   232,321    (439,892)
   Redemptions  of  units                        (1,746,175) (1,211,800)

Net cash used for financing activities           (1,513,854) (1,651,692)


Net decrease in cash                             (1,500,099) (3,438,149)

Balance  at  beginning  of  period               12,415,430  14,643,529

Balance  at  end  of  period                     10,915,331  11,205,380




        The accompanying footnotes are an integral part
                 of these financial statements.

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

"futures interests").  The general partner for the Partnership is

Demeter Management Corporation ("Demeter").  The commodity broker for  most  of  the  Partnership's  transactions  is  Dean  Witter

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

Futures Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez.

Following the sale, Carr became the counterparty on the

Partnership's foreign currency trades.  However, during a

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




transition period of about four months, DWR will continue to perform certain services relating to the Partnership's futures trading including clearance.  After such transaction period, DWR will continue to serve as a non-clearing commodity broker for the

Partnership with Carr providing all clearing services for

Partnership transactions.



2. Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

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

Risk arises from changes in the value of these contracts and  the potential inability of counterparties to perform under the  terms of the contracts.  There are numerous factors which may

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




significantly  influence  the market value  of  these  contracts,

including  interest rate volatility.  At September 30,  1997  and

December 31, 1996, open contracts were:


Contract or Notional Amount
                            September 30, 1997       December 31,
1996                                     $                   $

Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase       376,000                  -
 Commodity Futures:
   Commitments to Purchase     6,457,000           2,026,000
   Commitments to Sell         4,598,000           6,083,000
 Foreign Futures:
   Commitments to Purchase    17,239,000           6,629,000
   Commitments to Sell         4,858,000          11,748,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase    22,109,000          33,150,000
   Commitments to Sell        21,680,000          42,844,000


A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled  $689,490  and

$160,193 at September 30, 1997 and December 31, 1996,

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


respectively.   Of  the  $689,490 net  unrealized  gain  on  open

contracts  at September 30, 1997, $466,020, related to  exchange-

traded  futures  contracts and $223,470 related to  off-exchange-

traded   forward  currency  contracts.   Of  the   $160,193   net

unrealized gain on open contracts at December 31, 1996,  $423,229 related  to  exchange-traded  futures  contracts  and  $(263,036)

related to off-exchange-traded forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September  30,  1997 and December 31, 1996 mature  through  March

1998  and  June 1997, respectively.  Off-exchange-traded  forward currency contracts held by the Partnership at September 30,  1997 and  December 31, 1996 mature through December 1997 and  February

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



The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the counterparty, with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with

variations  in  value  settled on a daily  basis.   DWR,  as  the

futures

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



commission  merchant for all of the Partnership's exchange-traded futures  contracts,  is required pursuant to regulations  of  the

Commodity  Futures Trading Commission ("CFTC") to segregate  from its  own  assets  and  for  the sole  benefit  of  its  commodity customers,  all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized

gain   on   all  open  futures  contracts,  which  funds  totaled

$11,285,326  and $12,838,659 at September 30, 1997  and  December

31,  1996,  respectively. With respect to the Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the ability of Carr, the sole counterparty on all such contracts,

to   perform.   Carr's  parent,  Credit  Agricole  Indosuez,  has

guaranteed Carr's obligations to the Partnership.



For  the  nine months ended September 30, 1997 and for  the  year ended  December  31, 1996,  the average fair value  of  financial instruments held for trading purposes was as follows:

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




                                      September 30, 1997
                                       Assets        Liabilities
                                         $               $

Exchange-Traded Contracts:
  Financial Futures                  3,755,000       14,954,000
  Commodity Futures                  4,416,000        5,484,000
  Foreign Futures                   13,695,000        8,500,000
Off-Exchange-Traded Forward
 Currency Contracts                 21,060,000       30,505,000


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

Item   2.MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
CONDITION        AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit  in  futures interest trading accounts with DWR and Carr, and are used by  the

Partnership as margin to engage in futures interest trading.  DWR and  Carr hold such assets in either designated depositories  or in  securities  approved by the CFTC for investment  of  customer funds. The Partnership's assets held by DWR and Carr may be  used

as  margin  solely  for  the Partnership's  trading.   Since  the

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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1997

For  the quarter ended September 30, 1997 the Partnership's total trading revenues including interest income were $825,592. During the third quarter, the Partnership posted a gain in Net Asset

Value  per  Unit.   The most significant gains were  recorded  in

financial  futures  due primarily to an upward  trend  in  global

interest rate futures prices during July and September.   Smaller

profits  were recorded in global stock index futures  from  short

Nikkei  Index  futures  during  the  quarter.   In  the  currency

markets,  gains were recorded during July from short German  mark positions  as the value of the U.S. dollar increased  versus  the

German  mark.   During  August, the  value  of  the  German  mark

increased  versus the U.S. dollar, resulting in  losses  for  the

Partnership. This upward price move resulted in new  long  German mark  positions,  which  profited  during  September.  Additional currency  gains  were  recorded from transactions  involving  the

Malaysian  ringgit,  Australian  dollar  and  Swedish  krona.   A

portion  of these currency gains was offset by losses experienced from  transactions involving the British pound and Japanese  yen.

In  the energy markets, gains were recorded from long natural gas

positions  as  prices increased during August and September.   In

metals,  gains were recorded from long zinc futures  during  July and  long silver futures positions during September.  Gains  were also  recorded from short copper futures positions during  August and  September.  Trading losses in aluminum futures during August

offset  a  portion  of  these gains.   In  soft  commodities  and

agricultural markets, losses were recorded as a result of  short-

term volatile price movement in a majority of the markets traded,

particularly, cocoa, cotton and corn futures.  Total expenses for the period were $297,027, resulting in net income of $528,565.

The value of an individual Unit in the Partnership increased from

$2,405.78 at at June 30, 1997 to $2,520.80 at September 30, 1997.



For  the  nine  months ended September 30, 1997 the Partnership's total  revenues including interest income were $1,497,056. During the  first three-quarters of year, the Partnership posted a  gain in  Net Asset Value per Unit.  The most significant trading gains

were  recorded  in  the  currency  markets  as  a  result  of   a

strengthening  in the value of the U.S. dollar relative  to  most

major   currencies  during  the  period  January  through  April.

Additional currency gains were recorded during the third  quarter from  transactions involving the German mark, Malaysian  ringgit,

Swedish  knona and Australian dollar.  A portion of  these  gains was  offset  by  losses from transactions involving  the  British pound  and  Canadian dollar during February, March  and  May.  In metals,  gains experienced from short gold futures  positions  in

January  and  July from long zinc futures positions in  July  and long  silver  futures  positions in September  more  than  offset losses  recorded  from  base  metals futures  during  the  second

quarter.   A portion of the Partnership's overall gains  for  the

first  nine months of the year was offset by losses from  trading energy  futures  as  oil and gas prices moved without  consistent direction  for  a  majority of the year.  One  exception  in  the energy  complex  was natural gas futures prices, which  increased during  the  third  quarter, thus resulting in  gains  from  long

positions.   In  soft commodities, losses recorded  from  trading

cocoa, cotton and sugar futures during the third quarter offset profits recorded during the first half of the year from long coffee  futures positions.  In agricultural markets, losses  were recorded  from trading corn futures during the third quarter  and

soybean  oil  during  the first half of the year.   In  financial

futures, trading gains recorded from short Nikkei Index and  long global  interest rate futures during the third quarter more  than offset the losses experienced in global interest rate futures  as a  result  of short-term price volatility during the  first  four months of the year.  Total expenses for the period were $967,523,

resulting  in net income of $529,533.  The value of an individual

Unit in the Partnership increased from $2,412.41 at December  31,

1996 to $2,520.80 at September 30, 1997.



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




                               Dean Witter Diversified Futures
                               Fund II L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

November   10,  1997               By:   /s/  Patti   L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.