Form 10-K
period 1997-12-31
WITTER DEAN DIVERSIFIED FUTURES FUND II L P
filed 1998-03-30
CIK 839945

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report pursuant to Section 13  or  15  (d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For the fiscal year ended December 31, 1997 or

[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934 [No Fee Required]
For the transition period from ___________to_______________
Commission File Number 33-24662

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

(Exact name of registrant as specified in its Limited Partnership
                           Agreement)

           DELAWARE                                           13-
3490286
(State          or         other         jurisdiction          of
(I.R.S. Employer
             incorporation            of            organization)
Identification No.)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10K. [X ]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold, or the average bid and asked prices of such units, as of a specified date within 60 days prior to the date of filing: $11,015,305.31 at January 31, 1998.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)

        DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
            INDEX TO ANNUAL REPORT ON FORM 10-K
                     DECEMBER 31, 1997
Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . . .  .  .
1

Part I .

  Item 1. Business. . . . . . . . . . . . . . . . . . . . . . .  2-4

  Item 2. Properties. . . . . . . . . . . . . . . . . . . . . .    5

  Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . 5-6

  Item 4. Submission of Matters to a Vote of Security Holders .   7

Part II.

  Item 5. Market for the Registrant's Partnership Units and
          Related Security Holder Matters . . . . . . . . . .  . . 8

  Item 6. Selected Financial Data . . . . . . . . . . . . . .  . . 9

  Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . .  .10-17

  Item 8. Financial Statements and Supplementary Data. . . .  .   17

  Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . .  .   17
Part III.

  Item10. Directors, Executive Officers, Promoters and
          Control Persons of the Registrant . . . . . . . . .  18-23

  Item11. Executive Compensation . . . . . . . . . . . . . .      23

  Item12. Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . .  .   23

  Item13. Certain Relationships and Related Transactions . .  .23-24

Part IV.

  Item14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K . . . . . . . . . . . . . . .  . .  25

               DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


         Documents Incorporated                         Part
of Form 10-K
            Partnership's       Registration       Statement
I and IV
                                              on  Form  S-1,
File No. 33-24662

                                               December  31,
1997 Annual Report                       III and IV
     for the Dean Witter Diversified
     Futures Fund II L.P.


















                           PART I

Item 1.  BUSINESS

      (a)  General  Development  of  Business.  Dean  Witter

Diversified  Futures Fund II L.P. (the "Partnership")  is  a

Delaware  limited  partnership  formed  to  engage  in   the

speculative trading of commodity futures contracts and other commodity interests, including, but not limited to,  forward contracts  on  foreign  currencies and  options  on  futures contracts  and  physical commodities (collectively  "futures interests").

      Units of limited partnership interest ("Units") in the

Partnership  were  registered  pursuant  to  a  Registration

Statement  on  Form  S-1  (File No. 33-24662)  which  became effective  on October 28, 1988.  The offering of  units  was underwritten  on  a  "best efforts"  basis  by  Dean  Witter

Reynolds Inc. ("DWR").  The Partnership's general partner is

Demeter  Management Corporation ("Demeter").  Both  DWR  and

Demeter  are  wholly-owned subsidiaries of  Morgan  Stanley,

Dean Witter, Discover & Co. ("MSDWD").

      Through  July 31, 1997, the sole commodity broker  for

the  Partner-ship's transactions was DWR.  On July 31, 1997,

DWR  closed  the sale of its institutional futures  business and  foreign  currency trading operations to  Carr  Futures,

Inc. ("Carr"), a subsidiary of Credit

Agricole  Indosuez.   Following the sale,  Carr  became  the

clearing commodity broker for the Partnership's futures  and

futures   options  trades  and  the  counterparty   on   the

Partnership's  foreign currency trades.  DWR serves  as  the non-clearing commodity broker for the Partnerships with Carr

providing   all  clearing  services  for  the  Partnerships'

transactions.

      The  Partnership commenced operations on  January  18,

1989.   The  Partnership's net asset value per unit,  as  of

December 31, 1997, was $2,684.43 representing an increase of

11.28 percent from the net asset value per unit of $2,412.41 at  December  31, 1996.  For a more detailed description  of the Partnership's business see subparagraph (c).

     (b) Financial Information about Industry Segments.  The

Partnership's  business  comprises  only  one  segment   for

financial   reporting  purposes,  speculative   trading   of

commodity  futures contracts and other commodity  interests.

The  relevant financial information is presented in Items  6 and 8.

     (c) Narrative Description of Business.  The Partnership

is  in  the  business  of  speculative  trading  in  futures interests, pursuant to trading instructions provided by Dean

Witter  Futures  &  Currency Management  Inc.  ("DWFCM"),  a

wholly-owned  subsidiary  of MSDWD and an  affiliate  of  DWR and Demeter.  For a detailed description of the different facets of the Partnership's
business,    see   those  portions  of   the   Partnership's

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

Reference" Page 1), set forth below:

  Facets of Business

      1.   Summary                    1.   "Summary  of  the
Prospectus"
                                      (Pages 2-7).

      2.  Commodity  Markets          2.   "The  Commodities
Markets"
                                      (Pages 57-67).

     3.  Partnership's  Commodity   3.   "Trading  Policies"
(Pages
       Trading Arrangements and       28-29). "The Trading
        Policies                        Manager" (Pages  29-
38).

     4.  Management  of  the  Part-    4.   "The  Management
Agreement"
        nership                         (Pages 39-41).  "The
General  Partner"  (Pages                             41-56)
and                      "The                      Commodity
Broker"(Pages    56-57).                                "The
Limited Partnership
                                       Agreement" (Pages 68-
73).


    5. Taxation of the Partner- 5. "Federal Income Tax ship's Limited Partners Aspects" and "State
and                                       Local  Income  Tax
Aspects"                                          (Pages 75-
83).

     (d)   Financial Information About Foreign and  Domestic
Operations and           Export Sales.

      The  Partnership has not engaged in any operations  in

foreign  countries;  however, the Partnership  (through  the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades  in futures interests on foreign exchanges.

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

Partnership,  certain  other limited  partnership  commodity pools  of which Demeter is the general partner, and  certain trading  advisors  to those pools.  On June  16,  1997,  the plaintiffs in the above actions filed a consolidated amended complaint, alleging, among other things, that the defendants

committed   fraud,   deceit,  negligent   misrepresentation,

various  violations  of  the California  Corporations  Code,

intentional   and   negligent  breach  of  fiduciary   duty,

fraudulent and unfair business practices, unjust enrichment,

and  conversion  in the sale and operation  of  the  various

limited   partnerships   commodity   pools. Similar purported

 class  actions were also filed on September 18 and

20, 1996, in the Supreme Court of the State of New York, New

York  County, and on November 14, 1996 in the Superior Court

of  the  State of Delaware, New Castle County,  against  the

Dean  Witter Parties and certain trading advisors on  behalf

of   all   purchasers  of  interests  in   various   limited

partnership commodity pools, including the Partnership, sold by  DWR. A consolidated and amended complaint in the  action pending  in the Supreme Court of the State of New  York  was filed  on  August  13,  1997, alleging that  the  defendants committed  fraud,  breach of fiduciary duty,  and  negligent misrepresentation in the sale and operation of  the  various limited partnership commodity pools.  On December 16,  1997,

upon  motion  of the plaintiffs, the action pending  in  the

Superior  Court  of  the State of Delaware  was  voluntarily

dismissed   without   prejudice.    The   complaints    seek

unspecified amounts of compensatory and punitive damages and

other  relief.   It  is  possible  that  additional  similar

actions  may  be  filed and that, in  the  course  of  these

actions,  other  parties could be added as defendants.   The

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

                          PART II

Item  5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS  AND
RELATED
         SECURITY HOLDER MATTERS

      There is no established public trading market for  the

Units  of  Limited Partnership Interest in the  Partnership.

The  number  of holders of Units at December  31,  1997  was approximately 656.  No distributions have been made  by  the

Partnership  since it commenced operations  on  January  18,

1989.    Demeter   has  sole  discretion  to   decide   what

distributions,  if any, shall be made to  investors  in  the

Partnership.   No  determination has yet  been  made  as  to

future distributions.


Item 6.  SELECTED FINANCIAL DATA (in dollars)







                                   For the Years Ended December 31,
                           1997         1996        1995          1994
1993
Total Revenues
(including interest)2,490,979   643,498 1,556,726     3,037,932  3,868,460


Net Income (Loss)   1,247,087   (824,517)    (410,574)      853,4411,263,7
35


Net Income (Loss)
Per Unit (Limited
& General Partners)    272.02  (122.41)       (75.58)       133.96  169.48


Total Assets       11,801,17212,617,666   15,550,215    17,710,24018,055,6
27


Total Limited
Partners' Capital 11,209,045 12,019,867 14,341,357    16,676,00517,109,409


Net Asset Value Per
Unit of Limited
Partnership Interest 2,684.43 2,412.41   2,534.82      2,610.40   2,476.44












Item  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND           RESULTS OF OPERATIONS

Liquidity.   The  Partnership's  assets  are  deposited   in

separate  commodity interest trading accounts with  DWR  and

Carr, the commodity brokers, and are used by the Partnership as  margin to engage in commodity futures, forward contracts and  other  commodity interest trading.  DWR and  Carr  hold

such   assets  at  either  designated  depositories  or   in

securities   approved  by  the  Commodity  Futures   Trading

Commission  ("CFTC") for investment of customer funds.   The

Partnership's  assets held by DWR and Carr may  be  used  as

margin  solely  for  the Partnership's trading.   Since  the

Partnership's sole purpose is to trade in commodity  futures contracts and other commodity interests, it is expected that the  Partnership will continue to own such liquid assets for margin purposes.

      The  Partnership's  investment  in  commodity  futures

contracts,  forward contracts, and other commodity  interests may be illiquid.  If the price for a futures contract for  a particular commodity has increased or decreased by an amount equal  to the "daily limit", positions in the commodity  can neither  be taken nor liquidated unless traders are  willing to  effect trades at or within the limit.  Commodity futures prices  have occasionally moved the daily limit for  several

consecutive  days  with little or no trading.   Such  market

conditions  could  prevent  the  Partnership  from  promptly liquidating its commodity futures positions.

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

Demeter  may  (under  terms  of the  Management  Agreements)

override the trading instructions of the Trading Advisor  to the  extent  necessary  to  comply  with  the  Partnership's

Trading Policies.

      Credit Risk.   In addition to market risk, in entering

into  futures,  options and forward  contracts  there  is  a credit  risk to the Partnership that the counterparty  on  a contract  will  not be able to meet its obligations  to  the

Partnership.   The ultimate counterparty of the  Partnership

for  futures contracts traded in the United States and  most foreign  exchanges on which the Partnership  trades  is  the clearinghouse associated with such exchange.  In general,  a clearinghouse  is backed by the membership of  the  exchange and  will act in the event of non-performance by one of  its members  or  one of its member's customers,  and,  as  such,

should  significantly reduce this credit risk.  For example,

a  clearinghouse may cover a default by (i) drawing  upon  a defaulting  member's  mandatory  contributions  and/or  non-

defaulting   members'  contributions  to   a   clearinghouse

guarantee fund, established lines or letters of credit  with banks, and/or the clearinghouse's surplus capital and  other available assets of the exchange and clearinghouse, or  (ii)

assessing  its  members.   In cases  where  the  Partnership

trades on a foreign exchange where the clearinghouse is  not funded or guaranteed by the membership or where the exchange is a "principals' market" in which
performance is the responsibility of the exchange member and not the exchange or a clearinghouse, or when the Partnership enters into off-exchange contracts with a counterparty,  the sole  recourse of the Partnership will be the clearinghouse,

the   exchange   member   or   the   off-exchange   contract

counterparty, as the case may be.

      There  can  be  no  assurance  that  a  clearinghouse,

exchange  or other exchange member will meet its obligations to  the  Partnership, and the Partnership is not indemnified against  a default by such parties from Demeter or MSDWD  or

DWR.   Further, the law is unclear as to whether a commodity

broker has any obligation to protect its customers from loss in the event of an exchange, clearinghouse or other exchange

member   default  on  trades  effected  for   the   broker's

customers;  any such obligation on the part  of  the  broker appears even less clear where the default occurs in a non-US jurisdiction.

       Demeter   deals  with  the  credit   risks   of   all

partnerships  for  which it serves as  General  Partner  in

several ways.  First, it monitors each partnership's  credit exposure to each exchange on a daily basis, calculating  not only  the  amount  of margin required for it  but  also  the amount  of  its unrealized gains at each exchange,  if  any.

The commodity brokers inform each partnership, as with  all

their customers, of its net margin requirements for all  its existing  open positions, but do not break that  net  figure down, exchange by exchange.  Demeter, however, has
installed  a  system  which  permits  it  to  monitor   each

partnership's  potential  margin  liability,   exchange   by

exchange.   Demeter is then able to monitor  the  individual

partnership's potential net credit exposure to each exchange by  adding the unrealized trading gains on that exchange, if any, to the partnership's margin liability thereon.

       Second,  as  discussed  earlier,  each  partnership's

trading policies limit the amount of partnership Net  Assets that can be committed at any given time to futures contracts and  require,  in  addition,  a certain  minimum  amount  of diversification in the partnership's trading,  usually  over several different products.  One of the aims of such trading policies  has  been  to reduce the credit  exposure  of  any partnership  to any single exchange and, historically,  such partnership exposure has typically amounted to only a  small percentage of its total Net Assets.  On those relatively few occasions where a partnership's credit exposure has  climbed above that level, Demeter has dealt with the situations on a case by case basis, carefully weighing whether the increased

level  of  credit  exposure remained  appropriate.   Demeter

expects  to  continue  to deal with  such  situations  in  a similar manner in the future.

     Third, Demeter has secured, with respect to Carr acting

as  the clearing broker for the partnerships, a guarantee by

Credit  Agricole Indosuez, Carr's parent, of the payment  of the "net liquidating value"
of the transactions (futures, options and forward contracts)

in  each  partnership's account.  As of December  31,  1997,

Credit  Agricole  Indosuez' total  capital  was  over  $3.25 billion and it is currently rated AA2 by Moody's.

       With   respect  to  forward  contract  trading,   the

partnerships  trade  with  only those  counterparties  which

Demeter,   together  with  DWR,  have   determined   to   be

creditworthy.  At the date of this filing, the  partnerships deal  only  with  Carr  as  their  counterparty  on  forward contracts.  The guarantee by Carr's parent, discussed above,

covers these forward contracts.

      See  "Financial Instruments" under Notes to  Financial

Statements  in  the  Partnership's  1997  Annual  Report  to

Partners, incorporated by reference in this Form 10-K.

     Capital Resources.  The Partnership does not have,  nor

does it expect to have, any capital assets.  Redemptions  of additional  Units  of limited Partnership  Interest  in  the future  will  affect  the  amount  of  funds  available  for investments  in subsequent periods.  As redemptions  are  at the  discretion of Limited Partners, it is not  possible  to estimate  the  amount and therefore, the  impact  of  future redemptions.

      Results  of Operations.  As of December 31, 1997,  the

Partnership's total capital was $11,488,226, a  decrease  of

$782,531 from the

Partnership's total capital of $12,270,757, at December  31,

1996.  For the year ended December 31, 1997, the Partnership generated  net  income of $1,247,087 and  total  redemptions aggregated $2,029,618.

     For the year ended December 31, 1997, the Partnership's

total  trading  revenues  including  interest  income   were

$2,490,979.  The Partnership's total expenses for  the  year were $1,243,892, resulting in net income of $1,247,087.  The value  of  an  individual unit in the Partnership  increased from $2,412.41 at December 31, 1996 to $2,684.43 at December

31, 1997.

    As of December 31, 1996, the Partnership's total capital

was   $12,270,757,  a  decrease  of  $2,334,221   from   the

Partnership's total capital of $14,604,978 at  December  31,

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

For  a further description of trading results, refer to  the letter  to  the  Limited Partners in the  accompanying  1997

Annual Report to Partners, incorporated by reference in this

Form  10-K. The Partnership's gains and losses are allocated among its Limited Partners for income tax purposes.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The  information required by this Item appears in  the

attached  1997 Annual Report to Partners and is incorporated by reference in this Annual Report on Form 10-K.

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

("NFA") in such capacity.  Demeter is wholly-owned by  MSDWD and is an affiliate of DWR.  MSDWD, DWR and Demeter may each be  deemed  to  be  "promoters" and/or  a  "parent"  of  the

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

Stock

Exchange,  the  Chicago Board Options  Exchange,  and  other major securities exchanges.

     DWR is registered with the CFTC as a futures commission

merchant and is a member of the NFA in such capacity.  As of

December  31, 1997, DWR is servicing its clients  through  a network  of  401  branch offices with  approximately  10,155 account  executives servicing individual  and  institutional client accounts.

Directors and Officers of the General Partner

      The  directors and officers of Demeter as of  December

31, 1997 are as follows:

      Richard M. DeMartini, age 45, is the Chairman  of  the

Board  and  a  Director of Demeter.  Mr. DeMartini  is  also

Chairman of the Board and a Director of Dean Witter  Futures

&  Currency  Management Inc. ("DWFCM").   Mr.  DeMartini  is

president  and chief operating officer of MSDWD's Individual

Asset  Management Group.  He was named to this  position  in

May of 1997 and is responsible for Dean Witter InterCapital,

Van  Kampen  American Capital, insurance  services,  managed futures,  unit  trust, investment consulting services,  Dean

Witter   Realty,  and  NOVUS  Financial  Corporation.    Mr.

DeMartini  is a member of the MSDWD management committee,  a director of the InterCapital funds, a trustee of the  TCW/DW funds  and a trustee of the Van Kampen American Capital  and

Morgan  Stanley retail funds.  Mr. DeMartini has  been  with

Dean Witter his
entire  career,  joining the firm  in  1975  as  an  account executive.  He served as a branch manager, regional director and national sales

director,   before  being  appointed  president  and   chief

operating  officer of the Dean Witter Consumer Markets.   In

1988  he was named president and chief operating officer  of

Sears'  Consumer  Banking Division and in  January  1989  he

became  president and chief operating officer of Dean Witter

Capital.  Mr. DeMartini has served as chairman of the  board of  the  Nasdaq Stock Market, Inc. and vice chairman of  the board  of  the  National Association of Securities  Dealers,

Inc.   A  native  of  San Francisco, Mr. DeMartini  holds  a

bachelor's   degree  in  marketing  from  San  Diego   State

University.

      Mark J. Hawley, age 54, is President and a Director of

Demeter.   Mr.  Hawley is also President and a  Director  of

DWFCM.   Mr.  Hawley joined DWR in February 1989  as  Senior

Vice President and is currently the Executive Vice President and Director of DWR's Managed Futures Department.  From 1978

to  1989,  Mr. Hawley was a member of the senior  management team  at  Heinold Asset Management, Inc.,  a  CPO,  and  was responsible  for  a  variety of projects in  public  futures

funds.   From 1972 to 1978, Mr. Hawley was a Vice  President

in charge of institutional block trading for the Mid-West at

Kuhn Loeb & Company.

      Lawrence  Volpe, age 50, is a Director of Demeter  and

DWFCM.  Mr. Volpe joined DWR as a Senior Vice President  and

Controller in September

1983,  and currently holds those positions.  From July  1979 to  September  1983, he was associated with  E.F.  Hutton  &

Company Inc. and prior to his

departure,  held the positions of First Vice  President  and

Assistant  Controller.   From 1970  to  July  1979,  he  was

associated  with  Arthur Anderson & Co.  and  prior  to  his departure served as audit manager in the financial  services division.

      Joseph  G.  Siniscalchi, age  52,  is  a  Director  of

Demeter.  Mr. Siniscalchi joined DWR in July 1984 as a First

Vice President, Director of General Accounting and served as a  Senior Vice President and Controller for DWR's Securities

division  through  1997.   He is  currently  Executive  Vice

President  and Director of the Operations Division  of  DWR.

From  February  1980  to  July  1984,  Mr.  Siniscalchi  was

Director  of  Internal Audit at Lehman Brothers  Kuhn  Loeb,

Inc.

      Edward  C.  Oelsner, III, age 55,  is  a  Director  of

Demeter.   Mr.  Oelsner  is  currently  an  Executive   Vice

President and head of the Product Development Group at  Dean

Witter  InterCapital Inc., an affiliate of DWR. Mr.  Oelsner

joined  DWR  in  1981  as  a  Managing  Director  in   DWR's

Investment  Banking Department specializing in  coverage  of regulated  industries and, subsequently, served as  head  of the  DWR  Retail Products Group.  Prior to joining DWR,  Mr.

Oelsner held positions at The First Boston Corporation as  a member  of  the Research and Investment Banking  Departments from 1967 to 1981.  Mr. Oelsner received his M.B.A. in

Finance  from  the  Columbia University Graduate  School  of

Business  in  1966  and an A.B. in Politics  from  Princeton

University in 1964.

      Robert  E.  Murray, age 37, is a Director of  Demeter.

Mr.  Murray  is  also a Director of DWFCM.   Mr.  Murray  is

currently  a Senior Vice President of DWR's Managed  Futures

Department  and  is  the  Senior Administrative  Officer  of

DWFCM.  Mr.  Murray began his career at DWR in 1984  and  is currently  the  Director  of  Product  Development  for  the

Managed  Futures  Department.  He  is  responsible  for  the

development   and   maintenance  of  the  proprietary   Fund

Management   System  utilized  by  DWFCM  and   Demeter   in

organizing  information and producing reports for monitoring

clients'  accounts.   Mr.  Murray  currently  serves  as   a

Director  of  the  Managed  Funds Association.   Mr.  Murray

graduated from Geneseo State University in May 1983  with  a

B.A. degree in Finance.

      Patti  L. Behnke, age 37, is Vice President and  Chief

Financial  Officer  of Demeter.  Ms. Behnke  joined  DWR  in

April   1991  as  Assistant  Vice  President  of   Financial

Reporting  and  is  currently a  First  Vice  President  and

Director   of   Financial  Reporting  and  Managed   Futures

Accounting in the Individual Asset Management Group.   Prior

to  joining  DWR,  Ms. Behnke held positions  of  increasing responsibility at L.F. Rothschild & Co. and Carteret Savings

Bank. Ms. Behnke began her career at Arthur Anderson &  Co.,

where she was employed in the audit division from 1982-1986. She is a member of the AICPA and the New

York State Society of Certified Public Accountants.

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

Item  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS

AND  MANAGEMENT       (a)   Security  Ownership  of  Certain

Beneficial  Owners - As of December 31, 1997 there  were  no persons known to be beneficial owners of more than 5 percent

of   the  Units  of  Limited  Partnership  Interest  in  the

Partnership.

     (b)  Security Ownership of Management - At December 31,

1997,   Demeter  owned  104  Units  of  General  Partnership

Interest  representing  a  2.43  percent  interest  in   the

Partnership.

     (c)  Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Refer  to  Note  2  - "Related Party Transactions"  of

"Notes  to  Financial Statements", in the accompanying  1997

Annual Report to Partners, incorporated by reference in this

Form  10-K.   In  its  capacity as the Partnership's  retail

commodity broker, DWR received commodity brokerage commissions (paid and accrued by the Partnership)

of  $814,111 for the year ended December 31, 1997.   In  its

capacity   as  the  Partnership's  trading  manager,   DWFCM

received  management fees of $360,670  for  the  year  ended

December 31, 1997.

                          PART IV

Item  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,   AND

REPORTS ON FORM 8-K

(a)   1.  Listing of Financial Statements

          The following financial statements and report of independent public  accountants, all appearing in the accompanying 1997  Annual

Report to Partners, are incorporated by reference in this Form  10-

K:

                     -     Report of Deloitte & Touche  LLP,
          independent auditors, for the years ended December
          31, 1997, 1996 and 1995.

                    -    Statements of Financial Condition as of
          December 31, 1997 and 1996.

                    -    Statements of Operations, Changes in
          Partners' Capital, and Cash Flows for the years ended December 31, 1997, 1996 and 1995.

                    -    Notes to Financial Statements.

           With exception of the aforementioned information and the

information  incorporated in Items 7, 8, and 13,  the  1997  Annual

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

                                                  DEAN     WITTER
                         DIVERSIFIED FUTURES FUND II L.P.

(Registrant)

                                                 BY:      Demeter
                         Management Corporation,
                                                          General
                              Partner

March 24, 1998           BY: /s/ Mark J. Hawley
                                 Mark J. Hawley, Director and
                                President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY:  /s/  Mark J. Hawley                                March 24,
1998
        Mark J. Hawley, Director and
          President

     /s/  Richard M. DeMartini                          March 24,
1998
        Richard M. DeMartini, Director
          and Chairman of the Board

     /s/  Lawrence Volpe                                March 24,
1998
        Lawrence Volpe, Director


     /s/  Joseph G. Siniscalchi                         March 24,
1998
        Joseph G. Siniscalchi, Director


     /s/  Edward C. Oelsner III                         March 24,
1998
        Edward C. Oelsner III, Director


     /s/  Robert E. Murray                              March 24,
1998
        Robert E. Murray, Director

     /s/  Patti L. Behnke                               March 24,
1998
         Patti L. Behnke, Chief Financial
         Officer and Principal Accounting
         Officer

                          EXHIBIT INDEX


         ITEM                                              METHOD
OF FILING

 -3.  Limited Partnership Agreement of
      the Partnership, dated as of
      October 28, 1988.                               (1)

-10.  Management Agreement among the
      Partnership, Demeter Management
      Corporation and Dean Witter Futures             (2)
      & Currency Management Inc. dated
      as of October 28, 1988.

-10.  Customer Agreement Between the
              Partnership         and         Dean         Witter
Reynolds, Inc., dated as of                           (3)
      October 28, 1988.

-13.  December 31, 1997 Annual Report to Limited Partners.  (4)


(1)
Incorporated by reference to Exhibit 3.01 and Exhibit 3.02 of the
Partnership's  Registration Statement  on  Form  S-1.  (File  No.
24662)

(2)
Incorporated  by reference to Exhibit 10.02 of the  Partnership's
Registration Statement on Form S-1.  (File No. 24462)

(3)
Incorporated  by reference to Exhibit 10.01 of the  Partnership's
Registration Statement on Form S-1.  (File No. 24462)

(4)                                                         Filed
herewith.

Diversified
Futures
Fund II



December 31, 1997
Annual Report




[LOGO OF DEAN WITTER APPEARS HERE]

DEAN WITTER
Two World Trade Center
62nd Floor
New York, NY 10048 Telephone (212) 392-8899

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
ANNUAL REPORT
1997

Dear Limited Partner:

This marks the ninth annual report for the Dean Witter Diversified Futures Fund II L.P. (the "Fund"). The Fund began the year at a Net Asset Value per Unit of $2,412.41 and finished 1997 at $2,684.43, reflecting a gain of 11.2%. The Fund has increased by 168.4% since it began trading in 1989 (a compound annualized return of 11.7%).

Gains were recorded during January and February as a result of a strengthening in the value of the U.S. dollar versus the Japanese yen and most major European currencies. Additional gains were recorded during this two month period from long coffee futures positions as prices increased over concerns regarding the weather and labor conditions in South America. Smaller gains were recorded from short positions in the energy markets as oil and gas prices moved lower. Performance during March resulted in a portion of previous months' profits being given back as many of the markets that produced gains in January and February experienced trend reversals and choppy price movement. The most significant losses were recorded in the currency markets as the value of most European currencies reversed higher versus the U.S. dollar. Additional losses were recorded in the financial futures and most domestic commodities markets as prices in these markets moved in a choppy pattern.

Losses were experienced during April as the difficult trading environment that began in March continued. The most significant losses were recorded in the financial futures markets as domestic bond prices rallied higher late in the month after showing signs of trending lower previously. Small losses were recorded during May as profits in soft commodities and financial futures were more than offset by losses in the energy and currency markets. During June, losses were recorded from long copper futures positions as prices moved lower late in the month. Smaller losses were recorded from trading in soft commodities and energies. A portion of these losses was offset from long global interest rate and stock index futures positions as prices in these markets moved higher.

During July, profits were recorded from long positions in global interest rate futures as U.S., Australian, European and Japanese interest rate futures prices trended higher. Additional gains were recorded from short European currency positions as the U.S. dollar again strengthened relative to the German mark. A sharp trend reversal in global interest rate futures prices during August resulted in a giveback of a portion of July's profits. Additional losses were recorded in the currency markets as the value of most European currencies increased relative to the U.S. dollar after moving lower previously. A strong upward move in international interest rate futures prices during September resulted in gains for the Fund's long positions. Smaller gains were recorded from long natural gas futures positions as prices in this market also increased.

A sharp trend reversal in international interest rate futures prices during October resulted in a giveback of a portion of September's profits. Additional losses were recorded as a result of short-term volatility in domestic bond and stock index futures throughout a majority of the month. Trading gains recorded in the currency and agricultural markets offset a small portion of the overall losses for the month. During November and December, profits were recorded in the currency markets from short Japanese yen positions as the value of the yen decreased relative to the U.S. dollar and other world currencies amid concerns of the stability of the Asian economy. Additional profits were recorded from short gold futures positions as gold prices declined to their lowest level in over twelve years.

1997 was a profitable year for the Fund as profits were recorded from sustained price movements in the currency markets during January and February and then again in November and December from short Japanese yen positions as the value of the U.S. dollar increased versus the yen. Additional gains were also recorded from long global interest rate futures positions during June and July. Although many of the profitable periods with long price trends were followed by trend reversals and short-term volatile price movement, Dean Witter Futures & Currency Management Inc's ("DWFCM's") intermediate to long-term trend following trading methodology was able to retain profits. Looking ahead, we remain confident in DWFCM's time tested methodology and in its ability to profit over long-term periods.

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


    Mark J. Hawley
    President
    Demeter Management Corporation
    General Partner

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

INDEPENDENT AUDITORS' REPORT

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Dean Witter Diversified Futures Fund II L.P. (the "Partnership") as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Diversified Futures Fund II L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP


February 17, 1998
New York, New York

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
STATEMENTS OF FINANCIAL CONDITION

                                                      DECEMBER 31,
                                                  ---------------------
                                                     1997       1996
                                                  ---------- ----------
                                                      $          $
                                ASSETS
Equity in Commodity futures trading
 accounts:
 Cash                                             10,015,151 12,415,430
 Net unrealized gain on open contracts             1,749,349    160,193
                                                  ---------- ----------
 Total Trading Equity                             11,764,500 12,575,623
Interest receivable (DWR)                             36,672     42,043
                                                  ---------- ----------
 Total Assets                                     11,801,172 12,617,666
                                                  ========== ==========
                   LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
 Redemptions payable                                 283,443    297,904
 Accrued management fee (DWFCM)                       29,503     31,538
 Accrued brokerage commissions (DWR)                     --      15,137
 Accrued transaction fees and costs                      --       2,330
                                                  ---------- ----------
 Total Liabilities                                   312,946    346,909
                                                  ---------- ----------
PARTNERS' CAPITAL
 Limited Partners (4,175.580 and 4,982.521 Units,
   respectively)                                  11,209,045 12,019,867
 General Partner (104 Units)                         279,181    250,890
                                                  ---------- ----------
 Total Partners' Capital                          11,488,226 12,270,757
                                                  ---------- ----------
 Total Liabilities and Partners' Capital          11,801,172 12,617,666
                                                  ========== ==========
NET ASSET VALUE PER UNIT                            2,684.43   2,412.41
                                                  ========== ==========



   The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
STATEMENTS OF OPERATIONS

                                       FOR THE YEARS
                                           ENDED
                                        DECEMBER 31,
                               -------------------------------
                                 1997      1996        1995
                               --------- ---------  ----------
                                   $         $          $
REVENUES
Trading Profit (Loss):
 Realized                        427,530   832,912   2,142,749
 Net change in unrealized      1,589,156  (692,226) (1,324,261)
                               --------- ---------  ----------
 Total Trading Results         2,016,686   140,686     818,488
Interest income (DWR)            474,293   502,812     738,238
                               --------- ---------  ----------
 Total Revenues                2,490,979   643,498   1,556,726
                               --------- ---------  ----------
EXPENSES
Brokerage commissions (DWR)      814,111 1,004,389   1,522,301
Management fee (DWFCM)           360,670   383,830     507,434
Transaction fees and costs        69,111    82,386     132,583
Incentive fee (DWFCM)                --     (2,590)   (195,018)
                               --------- ---------  ----------
 Total Expenses                1,243,892 1,468,015   1,967,300
                               --------- ---------  ----------
NET INCOME (LOSS)              1,247,087  (824,517)   (410,574)
                               ========= =========  ==========
NET INCOME (LOSS) ALLOCATION:
Limited Partners               1,218,796  (811,786)   (402,714)
General Partner                   28,291   (12,731)     (7,860)
NET INCOME (LOSS) PER UNIT:
Limited Partners                  272.02   (122.41)     (75.58)
General Partner                   272.02   (122.41)     (75.58)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                     UNITS OF
                    PARTNERSHIP  LIMITED    GENERAL
                     INTEREST    PARTNERS   PARTNER    TOTAL
                    ----------- ----------  -------  ----------
                                    $          $         $
Partners' Capital,
December 31, 1994    6,492.295  16,676,005  271,481  16,947,486
Net Loss                   --     (402,714)  (7,860)   (410,574)
Redemptions           (730.544) (1,931,934)     --   (1,931,934)
                     ---------  ----------  -------  ----------
Partners' Capital,
December 31, 1995    5,761.751  14,341,357  263,621  14,604,978
Net Loss                   --     (811,786) (12,731)   (824,517)
Redemptions           (675.230) (1,509,704)     --   (1,509,704)
                     ---------  ----------  -------  ----------
Partners' Capital,
December 31, 1996    5,086.521  12,019,867  250,890  12,270,757
Net Income                 --    1,218,796   28,291   1,247,087
Redemptions           (806.941) (2,029,618)     --   (2,029,618)
                     ---------  ----------  -------  ----------
Partners' Capital,
December 31, 1997    4,279.580  11,209,045  279,181  11,488,226
                     =========  ==========  =======  ==========

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
STATEMENTS OF CASH FLOWS

                                                    FOR THE YEARS
                                                        ENDED
                                                     DECEMBER 31,
                                           ----------------------------------
                                              1997        1996        1995
                                           ----------  ----------  ----------
                                               $           $           $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                           1,247,087    (824,517)   (410,574)
Noncash item included in net income
  (loss):
 Net change in unrealized                  (1,589,156)    692,226   1,324,261
Decrease in operating assets:
 Interest receivable (DWR)                      5,371      12,224      12,917
Increase (decrease) in
  operating liabilities:
 Accrued management fee (DWFCM)                (2,035)     (7,324)     (5,406)
 Accrued brokerage commissions (DWR)          (15,137)   (101,450)    (16,216)
 Accrued transaction fees and costs            (2,330)     (2,911)      2,068
 Accrued incentive fee (DWFCM)                    --       (3,299)   (210,269)
                                           ----------  ----------  ----------
Net cash provided by (used for) operating
  activities                                 (356,200)   (235,051)    696,781
                                           ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in redemptions
  payable                                     (14,461)   (483,344)    412,306
Redemptions of units                       (2,029,618) (1,509,704) (1,931,934)
                                           ----------  ----------  ----------
Net cash used for financing activities     (2,044,079) (1,993,048) (1,519,628)
                                           ----------  ----------  ----------
Net decrease in cash                       (2,400,279) (2,228,099)   (822,847)
Balance at beginning of period             12,415,430  14,643,529  15,466,376
                                           ----------  ----------  ----------
Balance at end of period                   10,015,151  12,415,430  14,643,529
                                           ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION--Dean Witter Diversified Futures Fund II L.P. (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts, commodity options contracts and forward contracts on foreign currencies. The general partner for the Partnership is Demeter Management Corporation ("Demeter"). Demeter is a wholly-owned subsidiary of Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD").

On May 31, 1997, Morgan Stanley Group Inc. was merged with and into Dean Witter, Discover & Co. ("DWD"). At that time DWD changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co.

Through July 31, 1997, the sole commodity broker for the Partnership's transactions was Dean Witter Reynolds Inc. ("DWR"), also a subsidiary of MSDWD. On July 31, 1997, DWR closed the sale of its institutional futures business and foreign currency trading operations to Carr Futures, Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez. Following the sale, Carr became the clearing commodity broker for the Partnership's futures and futures options trades and the counterparty on the Partnership's foreign currency trades. DWR will continue to serve as the non-clearing commodity broker for the Partnership with Carr providing all clearing services for the Partnership's transactions.

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

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

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS--The Partnership's asset "Equity in Commodity futures trading accounts" consists of cash on deposit at DWR and Carr to be used as margin for trading and the net asset or liability related to unrealized gains or losses on open contracts. The asset or liability related to the unrealized gains or losses on forward contracts is presented as a net amount in each period due to master netting agreements.

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS--Prior to September 1, 1996, the monthly brokerage fee was equal to 4/5 of 1% per month of the Partnership's adjusted month-end Net Assets, as defined in the Limited Partnership Agreement.

As of September 1, 1996, brokerage commissions are accrued on a half-turn basis at 80% of DWR's published non-member rates, to a maximum of 13/20 of 1% per month, inclusive of transaction fees and costs, of the Partnership's month-end Net Assets (as defined in the Limited Partnership Agreement).

Transaction fees and costs are accrued on a half-turn basis.

OPERATING EXPENSES--The Partnership incurs a monthly management fee and may incur an incentive fee. Demeter and/or DWR bear all other operating expenses.

INCOME TAXES--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

DISTRIBUTIONS--Distributions, other than on redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

REDEMPTIONS--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit effective as of the last day of any calendar quarter upon five business days advance notice by redemption form to Demeter.

DISSOLUTION OF THE PARTNERSHIP--The Partnership will terminate on December 31, 2025 or at an earlier date if certain conditions set forth in the Limited Partnership Agreement occur.

2. RELATED PARTY TRANSACTIONS

Under its Customer Agreement with DWR, the Partnership pays a monthly brokerage fee to DWR as described in Note 1. The Partnership's cash is on

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

deposit with DWR and Carr in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1.

Demeter, on behalf of the Partnership and itself, has entered into a Management Agreement with DWFCM to make all trading decisions for the Partnership.

Compensation to DWFCM by the Partnership consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE--The management fee is accrued daily at the rate of 1/4 of 1% per month of adjusted Net Assets, as defined in the Management Agreement, at each month-end.

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

3. FINANCIAL INSTRUMENTS

The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum, and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At December 31, 1997 and 1996, open contracts were:

                         CONTRACT OR NOTIONAL AMOUNT
                         ---------------------------
                             1997          1996
                         ------------- -------------
                               $             $
EXCHANGE-TRADED CONTRACTS
Financial Futures:
 Commitments to Purchase     3,419,000           --
Commodity Futures:
 Commitments to Purchase       449,000     2,026,000
 Commitments to Sell         7,245,000     6,083,000
Foreign Futures:
 Commitments to Purchase    22,719,000     6,629,000
 Commitments to Sell         5,110,000    11,748,000
OFF-EXCHANGE-TRADED FORWARD
  CURRENCY CONTRACTS
 Commitments to Purchase    22,401,188    33,150,000
 Commitments to Sell        43,182,518    42,844,000

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The unrealized gains on open contracts are reported as a component of "Equity in Commodity futures trading accounts" on the Statements of Financial Condition and totaled $1,749,349 and $160,193 at December 31, 1997 and 1996,
respectively.

Of the $1,749,349 net unrealized gain on open contracts at December 31, 1997, $703,453 related to exchange-traded futures contracts and $1,045,896 related to off-exchange-traded forward currency contracts.

Of the $160,193 net unrealized gain on open contracts at December 31, 1996, $423,229 related to exchange-traded futures contracts and $(263,036) related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at December 31, 1997 and 1996 mature through June 1998 and June 1997, respectively. Off-exchange-traded forward currency contracts held by the Partnership at December 31, 1997 and 1996 mature through April 1998 and February 1997, respectively. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because either DWR or Carr acts as the futures commission merchant or the counterparty, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR and Carr, as the futures commission merchants for the Partnership's exchange-traded futures contracts, are required pursuant to regulations of the Commodity Futures Trading Commission to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $10,718,604 and $12,838,659 at December 31, 1997 and 1996, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of Carr, the sole counterparty on all of such contracts, to perform. Carr's parent, Credit Agricole Indosuez has guaranteed Carr's obligation to the partnership.

For the years ended December 31, 1997 and 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                                         1997
                                                ----------------------
                                                  ASSETS   LIABILITIES
                                                ---------- -----------
                                                    $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures                               3,335,000 11,531,000
 Commodity Futures                               4,614,000  5,619,000
 Foreign Futures                                13,703,000  7,965,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS  25,073,000 33,538,000
                                                         1996
                                                ----------------------
                                                  ASSETS   LIABILITIES
                                                ---------- -----------
                                                    $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures                              15,923,000  8,572,000
 Commodity Futures                               7,188,000  5,152,000
 Foreign Futures                                22,067,000  8,118,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS  37,689,000 41,562,000

4. LEGAL MATTERS

On September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, DWFCM, MSDWD (all such parties referred to hereafter as the "Dean Witter Parties"), the Partnership, certain other limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors to those pools. On June 16, 1997, the plaintiffs in the above actions filed a consolidated amended complaint, alleging, among other things, that the defendants committed fraud, deceit, negligent misrepresentation, various violations of the California Corporations Code, intentional and negligent breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnerships commodity pools. Similar purported class actions were also filed on September 18 and 20, 1996 in the Supreme Court of the State of New York, New York County and on November 14, 1996 in the Superior Court of the State of Delaware, Newcastle County, against the Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

partnership commodity pools, including the Partnership, sold by DWR. A consolidated and amended complaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. On December 16, 1997, upon motion of the plaintiffs, the action pending in the Superior Court of the State of Delaware was voluntarily dismissed without prejudice.
The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they and the Partnership have strong defenses to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties or the Partnership.

DEAN WITTER REYNOLDS INC.

Two World Trade Center

62nd Floor

New York, NY 10048
                                FIRST-CLASS MAIL
                                ZIP + 4 PRESORT
                               U.S. POSTAGE PAID
                                  BROOKLYN, NY
                                 PERMIT NO. 148