Form 10-Q
period 1998-03-31
WITTER DEAN DIVERSIFIED FUTURES FUND II L P
filed 1998-05-14
CIK 839945

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1998 or

[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-24662

             DEAN   WITTER  DIVERSIFIED  FUTURES  FUND  II   L.P.
(Exact name of registrant as specified in its charter)


          Delaware                              13-3490286
(State or other jurisdiction of              (I.R.S. Employer
incorporation  or organization)                    Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl. New York, NY        10048
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

                       March 31, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition March 31, 1998
     (Unaudited) and December 31, 1997.....................2

     Statements of Operations for the Quarters Ended
     March 31, 1998 and 1997 (Unaudited)...................3

     Statements of Changes in Partners' Capital for the
        Quarters Ended March 31, 1998 and 1997
     (Unaudited)...........................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1998 and 1997 (Unaudited)...................5

     Notes to Financial Statements (Unaudited)..........6-10

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..11-14


Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................15-16

Item 6. Exhibits and Reports on Form 8-K................. 17





                 PART I.  FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                     March 31,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                            11,077,699        10,015,151
 Net unrealized gain (loss) on open contracts     (207,547)         1,749,349

 Total Trading Equity            10,870,152        11,764,500

Interest receivable (DWR)            38,095            36,672
Due from DWR                         11,523               -

 Total Assets                    10,919,770        11,801,172


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                244,341           283,443
 Accrued management fee (DWFCM)      27,299            29,503

 Total Liabilities                  271,640           312,946


Partners' Capital

 Limited Partners (4,079.580 and
  4,175.580 Units, respectively) 10,383,427        11,209,045
 General Partner (104 Units)        264,703           279,181

 Total Partners' Capital         10,648,130        11,488,226

  Total  Liabilities and Partners' Capital   10,919,770     11,80
1,172


NET ASSET VALUE PER UNIT           2,545.22          2,684.43

        The accompanying footnotes are an integral part of these financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     1,517,668        827,347
    Net change in unrealized     (1,956,896)      224,763

      Total Trading Results        (439,228)    1,052,110

 Interest Income (DWR)             109,883       128,476

      Total Revenues               (329,345)    1,180,586


EXPENSES

    Brokerage   commissions   (DWR)                       168,240
230,557
 Management fees (DWFCM)            83,606        100,157
 Transaction fees and costs         14,564       18,218

      Total Expenses               266,410       348,932

NET INCOME (LOSS)                  (595,755)      831,654


NET INCOME (LOSS) ALLOCATION

 Limited Partners                  (581,277)      814,650
                          General                         Partner
(14,478)                                    17,004



NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
(139.21)                                    163.50
                          General                         Partner
(139.21)                                 163.50



        The accompanying footnotes are an integral part of these financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
    December 31, 1996      5,086.521$12,019,867$250,890    $12,27
0,757

Net Income                   -        814,650  17,004   831,654

Redemptions                   (203.846)     (525,091)           -
(525,091)

Partners' Capital,
   March 31, 1997         4,882.675$12,309,426$267,894$12,577,320





Partners' Capital,
   December 31, 1997    4,279.580  $11,209,045$279,181$11,488,226

Net  Loss                        -      (581,277)   (14,478)    (
595,755)

Redemptions                 (96.000)        (244,341)           -
(244,341)

Partners' Capital,
    March 31, 1998       4,183.580    $10,383,427$264,703$10,648,
130









         The accompanying footnotes are an integral part of these financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                   (595,755)            831,654
Noncash item included in net income (loss):
      Net  change  in  unrealized       1,956,896               (
224,763)

Increase in operating assets:
    Interest receivable (DWR)         (1,423)            (4,576)
    Due from DWR                     (11,523)            (17,141)

Increase (decrease) in operating liabilities:
    Accrued management fee (DWFCM)    (2,204)            1,387
         Accrued     brokerage     commissions      (DWR)       -
19,339
       Accrued   transaction   fees   and   costs               -
220

Net    cash   provided   by   operating   activities    1,345,991
606,120


CASH FLOWS FROM FINANCING ACTIVITIES


Increase (decrease) in redemptions payable(39,102)        227,187
Redemptions        of       units                       (244,341)
(525,091)

Net    cash    used    for   financing   activities     (283,443)
(297,904)

Net increase in cash              1,062,548              308,216

Balance  at  beginning  of  period    10,015,151                1
2,415,430

Balance  at  end  of  period          11,077,699                1
2,723,646





         The accompanying footnotes are an integral part of these financial statements.


          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)

The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of  operations and financial condition of Dean Witter Diversified

Futures   Fund  II  L.P.  (the  "Partnership").   The   financial

statements  and  condensed  notes  herein  should  be   read   in

conjunction  with  the  Partnership's December  31,  1997  Annual

Report on Form 10-K.


1. Organization

Dean  Witter  Diversified  Futures Fund  II  L.P.  is  a  limited partnership  organized  to engage in the speculative  trading  of

commodity   futures  and  futures-related  contracts,   including

forward contracts on foreign currencies.  The general partner for the  Partnership  is Demeter Management Corporation  ("Demeter").

The  non-clearing commodity broker is Dean Witter  Reynolds  Inc.

("DWR"),   with  an  unaffiliated  broker,  Carr  Futures,   Inc.

("Carr"), providing clearing and execution services. The  trading manager  who  makes all trading decisions for the Partnership  is

Dean  Witter  Futures  &  Currency  Management,  Inc.  ("DWFCM").

Demeter,  DWR,  and  DWFCM are all wholly-owned  subsidiaries  of

Morgan Stanley Dean Witter & Co. ("MSDW").



2. Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury   Bill  rates.  Brokerage  expenses  incurred   by   the

Partnership  are paid to DWR. Management and incentive  fees  (if any) incurred by the Partnership are paid to DWFCM.



3. Financial Instruments

The  Partnership trades futures and forward contracts in interest rates,  stock  indices, commodities and currencies.  Futures  and

forwards   represent  contracts  for  delayed  delivery   of   an

instrument  at  a  specified date and price.   Risk  arises  from

changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate  volatility.  At March 31, 1998 and December 31, 1997,  open contracts were:

                               Contract or Notional Amount
                            March 31, 1998   December 31, 1997
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     1,388,000               3,419,000
   Commitments to Sell        10,362,000                       -
 Commodity Futures:
   Commitments to Purchase     3,354,000             449,000
   Commitments to Sell         3,399,000           7,245,000
 Foreign Futures:
   Commitments to Purchase    14,374,000          22,719,000
   Commitments to Sell        11,438,000           5,110,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase    38,225,000          22,401,000
   Commitments to Sell        45,148,000          43,183,000

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

A  portion of the amounts indicated as off-balance sheet risk  in forward  foreign currency contracts is due to offsetting  forward commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.


The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $(207,547) and

$1,749,349 at March 31, 1998 and December 31, 1997, respectively.



Of  the $(207,547) net unrealized loss on open contracts at March

31,  1998,  $178,329 related to exchange-traded futures contracts and  $(385,876)  related to off-exchange-traded forward  currency contracts.



Of  the  $1,749,349  net unrealized gain  on  open  contracts  at

December  31,  1997, $703,453 related to exchange-traded  futures contracts  and $1,045,896 related to off-exchange-traded  forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March 31, 1998 and December 31, 1997 mature through December 1998 and June 1998, respectively. Off-exchange-traded forward currency

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

contracts held by the Partnership at March 31, 1998 and  December

31, 1997 mature through July 1998 and April 1998, respectively.



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent of involvement in the particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  nonperformance.  The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.


The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the counterparty, with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with variations in value credited or charged to the Fund's account  on a daily basis.  DWR and Carr, as the futures commission merchants for  all  of the Partnership's exchange-traded futures contracts,

are  required  pursuant to regulations of the  Commodity  Futures

Trading  Commission ("CFTC") to segregate from their  own  assets and  for the sole benefit of their commodity customers, all funds held  by  them with respect to exchange-traded futures  contracts including  an amount equal to the net unrealized gain  (loss)  on all  open futures contracts, which funds totaled $11,256,028  and

$10,718,604   at   March  31,  1998  and   December   31,   1997,

respectively.  With  respect  to the Partnership's  off-exchange-

traded forward

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



currency  contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the

net   unrealized  gain  (loss)  on  open  forward  contracts   be

segregated.   With  respect to those off-exchange-traded  forward

currency  contracts, the Partnerships are at risk to the  ability of  Carr,  the  sole  counterparty on all of such  contracts,  to perform.  Carr's parent, Credit Agricole Indosuez, has guaranteed

Carr's obligations to the Partnership.



For  the  quarter  ended March 31, 1998 and for  the  year  ended

December 31, 1997 the average fair value of financial instruments held for trading purposes was as follows:

                                               March 1998
                                       Assets         Liabilities
                                         $                 $

Exchange-Traded Contracts:
  Financial Futures                   5,369,000        2,591,000
  Commodity Futures                     951,000        4,898,000
  Foreign Futures                    20,711,000        7,317,000
Off-Exchange-Traded Forward
 Currency Contracts                  33,844,000       45,103,000


                                             December 1997
                                       Assets         Liabilities
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



Results of Operations

For the Quarter Ended March 31, 1998

For  the  quarter  ended March 31, 1998, the Partnership's  total trading  losses net of interest income were $329,345. During  the first  quarter, the Partnership posted a loss in Net Asset  Value per  Unit.  The most significant losses were recorded in currency markets  due  primarily to short-term volatility  caused  by  the economic instability in the Far East.  During January, the upward trend  in the value of the U.S. dollar reversed lower in response to  the Japanese government's proposed economic stimulus package.

This reversal resulted in losses for previously established short

Japanese yen positions.  Additional currency losses were recorded in  February  as  the  value of the yen moved without  consistent

direction.    Smaller  losses  were  recorded  from  transactions

involving  the German mark, Australian dollar and British  pound.

A small portion of these losses was offset by gains in March from transactions involving the German mark, Swiss franc and  Japanese

yen.   In  metals, losses were recorded from long silver  futures positions  as  silver  prices reversed lower  in  February  after rallying  higher  during January.  Smaller losses  were  recorded

from  trading  base  metals futures during March.   Additionally,

trendless  movement in soybean futures prices during January  and

March  resulted in losses for the Partnership.  A portion of  the

Partnership's overall losses for the quarter was offset by  gains in  financial  futures  trading.  The most significant  of  these gains were recorded from long European bond futures positions, as well  as from long S&P 500 Index futures positions, as prices  in these  markets  trended  higher  throughout  a  majority  of  the quarter.  In the soft commodities and energy markets, gains  were recorded  from  short  sugar and crude oil futures  positions  as prices trended lower during January and February before reversing

higher  during  March.   Total  expenses  for  the  quarter  were

$266,410, resulting in a net loss of $595,755.  The value  of  an individual  Unit in the Partnership decreased from  $2,684.43  at

December 31, 1997 to $2,545.22 at March 31, 1998.


For the Quarter Ended March 31, 1997

For  the  quarter  ended March 31, 1997, the Partnership's  total trading revenues including interest income were $1,180,586.

During  the first quarter, the Partnership posted an increase  in

Net Asset Value per Unit. The most significant trading gains were recorded  in  the currency markets as a result of a strengthening in  the value of the U.S. dollar versus the Japanese yen and most major European currencies during January and February.  A portion of  these  gains was offset by losses from transactions involving the  British  pound,  as  well  as the  Canadian  and  Australian dollars, during February and March.  Gains were also recorded  in soft commodities from long coffee futures positions as prices  in this  market trended steadily higher during January and February,

before  reversing lower during March.  Additional  trading  gains were  recorded  in  the metals markets from  short  gold  futures positions as gold prices, which began trending lower during  late

1996,  continued  to  trend lower in January.   Gains  were  also

recorded  from long base metals futures positions as  copper  and zinc  futures prices increased from late January to early  March.

Smaller gains were recorded in the agricultural markets from long corn,  soybean meal and soybean futures positions. A  portion  of the Partnership's overall gains was offset by short-term volatile price  movement in global interest rate futures.  Smaller  losses were  recorded  in the energy markets during January  and  March.

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

Demeter, DWFCM, MSDW (all such parties referred to hereafter as  the  "Dean  Witter  Parties"), the Partnership,  certain other  limited partnership commodity pools of which  Demeter is  the  general  partner, and certain trading  advisors  to those  pools. On June 16, 1997, the plaintiffs in the  above actions  filed  a consolidated amended complaint,  alleging,

among  other  things, that the defendants  committed  fraud,

deceit,  negligent misrepresentation, various violations  of the  California Corporations Code, intentional and negligent breach  of  fiduciary duty, fraudulent and  unfair  business practices, unjust enrichment, and conversion in the sale and operation  of  the  various  limited  partnership  commodity

pools.   Similar purported class actions were also filed  on

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

     A)   Exhibits - None.

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




                               Dean Witter Diversified Futures
                               Fund II L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

May   11,   1998                    By:   /s/  Patti  L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.