Form 10-Q
period 1998-06-30
WITTER DEAN DIVERSIFIED FUTURES FUND II L P
filed 1998-08-13
CIK 839945

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 0-17446

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


Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       June 30, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition June 30, 1998
     (Unaudited) and December 31, 1997.....................2

     Statements of Operations for the Quarters Ended
     June 30, 1998 and 1997 (Unaudited)....................3

     Statements of Operations for the Six Months Ended
     June 30, 1998 and 1997 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
        Six Months ended June 30, 1998 and 1997
     (Unaudited)...........................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1998 and 1997 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)..........7-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..12-18

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................19

Item 6. Exhibits and Reports on Form 8-K..................20







                 PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                      June 30,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                               9,769,334      10,015,151
 Net unrealized gain on open contracts   1,030,418  1,749,349

 Total Trading Equity              10,799,752      11,764,500

Interest receivable (DWR)              33,318          36,672
Due        from       DWR                                  11,835
-

 Total Assets                      10,844,905      11,801,172


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                  455,462        283,443
 Accrued management fees (DWFCM)       27,112          29,503

 Total Liabilities                    482,574         312,946


Partners' Capital

 Limited Partners (3,903.438 and
  4,175.580 Units, respectively)   10,093,411      11,209,045
 General Partner (104 Units)          268,920         279,181

 Total Partners' Capital           10,362,331      11,488,226

 Total Liabilities and Partners' Capital  10,844,905  11,801,172


NET ASSET VALUE PER UNIT             2,585.77        2,684.43

          The accompanying notes are an integral part of these financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                 For the Quarters Ended June 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       (908,805)   (410,972)
    Net change in unrealized     1,237,965     (220,882)

      Total Trading Results        329,160      (631,854)

    Interest Income (DWR)          103,795       122,732

      Total Revenues               432,955       (509,122)


EXPENSES

    Brokerage fees (DWR)           171,358      215,360
    Management fees (DWFCM)         79,654       89,323
         Transaction     fees     and     costs            12,280
16,881

      Total Expenses               263,292      321,564

NET INCOME (LOSS)                  169,663      (830,686)


NET INCOME (LOSS) ALLOCATION

       Limited   Partners                 165,446       (812,993)
General Partner                      4,217      (17,693)


NET INCOME (LOSS) PER UNIT

            Limited        Partners                         40.55
(170.13)
       General  Partner                                     40.55
(170.13)



          The accompanying notes are an integral part of these financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       608,863      416,375
    Net change in unrealized       (718,931)       3,881

      Total Trading Results        (110,068)    420,256

    Interest Income (DWR)          213,678        251,208

      Total Revenues               103,610       671,464


EXPENSES

    Brokerage fees (DWR)           339,598      445,917
    Management fees (DWFCM)        163,260      189,480
         Transaction     fees     and     costs            26,844
35,099

       Total Expenses              529,702       670,496

NET INCOME (LOSS)                  (426,092)             968


NET INCOME (LOSS) ALLOCATION

    Limited Partners               (415,831)      1,657
    General Partner                 (10,261)       (689)


NET INCOME (LOSS) PER UNIT

    Limited Partners                (98.66)       (6.63)
    General Partner                  (98.66)      (6.63)


          The accompanying notes are an integral part of these financial statements.


          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
  December 31, 1996      5,086.521 $12,019,867        $250,890       $12,270,757

Net Income (Loss)            -        1,657    (689)            96
8

Redemptions                (491.013)    (1,215,950)                   -
(1,215,950)

Partners' Capital,
  June 30, 1997          4,595.508 $10,805,574        $250,201     $11,055,775




Partners' Capital,
  December 31, 1997      4,279.580 $11,209,045        $279,181       $11,488,226

Net Loss                     -     (415,831)    (10,261)             (426,092)

Redemptions                (272.142)    (699,803)            -             (699,803)

Partners' Capital,
  June 30, 1998          4,007.438 $10,093,411      $268,920       $10,362,331






           The accompanying notes are an integral part of these financial statements.



          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                  (426,092)             968
 Noncash item included in net income (loss):
    Net change in unrealized        718,931              (3,881)

 (Increase) decrease in operating assets:
    Interest receivable (DWR)         3,354              4,190
    Due from DWR                     (11,835)            (6,088)

 Increase (decrease) in operating liabilities:
    Accrued management fees (DWFCM)  (2,391)             (2,002)
    Accrued brokerage fees (DWR)       -                 23,160
     Accrued  transaction  fees  and  costs                     -
43

    Net   cash   provided   by   operating   activities   281,967
16,390


CASH FLOWS FROM FINANCING ACTIVITIES


 Increase in redemptions payable    172,019              392,955
   Redemptions  of  units                (699,803)              (
1,215,950)

    Net   cash   used   for   financing   activities    (527,784)
(822,995)


   Net  decrease  in  cash                (245,817)             (
806,605)

  Balance  at  beginning  of  period   10,015,151               1
2,415,430

  Balance  at  end  of  period          9,769,334               1
1,608,825



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

Futures  Fund II L.P. (the "Partnership").  The financial  state-

ments  and  condensed notes herein should be read in  conjunction with the Partnership's December 31, 1997 Annual Report on Form

10-K.


1. Organization

Dean  Witter  Diversified  Futures Fund  II  L.P.  is  a  limited partnership  organized  to engage in the speculative  trading  of

commodity   futures  contracts  and  futures  related  contracts,

including  forward contracts on foreign currencies (collectively,

"futures  interests").  The general partner is Demeter Management

Corporation  ("Demeter").  The non-clearing commodity  broker  is

Dean  Witter Reynolds Inc. ("DWR"), with an unaffiliated clearing commodity broker, Carr Futures Inc. ("Carr"), providing  clearing

and  execution  services.   The trading  manager  who  makes  all

trading  decisions for the Partnership is Dean Witter  Futures  &

Currency  Management,  Inc.  ("DWFCM"),  an  affiliate  of   DWR.

Demeter,  DWR  and  DWFCM  are all wholly-owned  subsidiaries  of

Morgan Stanley Dean Witter & Co. ("MSDW").



2. Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

commodity trading accounts to meet margin requirements as needed.

DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury   bill  rates.  Brokerage  expenses  incurred   by   the

Partnership  are  paid  to DWR.  Management  and  incentive  fees incurred by the Partnership are paid to DWFCM.



3. Financial Instruments

The  Partnership trades futures and forward contracts in interest rates,  stock  indices, commodities and currencies.  Futures  and

forwards   represent  contracts  for  delayed  delivery   of   an

instrument  at  a  specified date and price.   Risk  arises  from

changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate  volatility.  At June 30, 1998 and December 31,  1997,  open contracts were:

                               Contract or Notional Amount
                            June 30, 1998    December 31, 1997
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     8,551,000           3,419,000
   Commitments to Sell         1,451,000                -
 Commodity Futures:
   Commitments to Purchase       805,000             449,000
   Commitments to Sell         3,424,000           7,245,000
 Foreign Futures:
   Commitments to Purchase    23,789,000          22,719,000
   Commitments to Sell        31,551,000           5,110,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase    53,635,000          22,401,000
   Commitments to Sell        71,123,000          43,183,000

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


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $1,030,418 and

$1,749,349 at June 30, 1998 and December 31, 1997, respectively.



Of  the $1,030,418 net unrealized gain on open contracts at  June

30,  1998, $245,990, related to exchange-traded futures contracts and  $784,428,  related to off-exchange-traded  forward  currency contracts.



Of  the  $1,749,349  net unrealized gain  on  open  contracts  at

December  31, 1997, $703,453, related to exchange-traded  futures contracts and $1,045,896, related to off-exchange-traded  forward currency contracts.


Exchange-traded futures contracts held by the Partnership at June

30,  1998 and December 31, 1997 mature through December 1998  and

June  1998,  respectively.  Off-exchange-traded forward  currency contracts  held by the Partnership at June 30, 1998 and  December

31,   1997   mature   through  October  1998  and   April   1998,

respectively.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent  of involvement in a  particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  non-performance.  The credit risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.



The Partnership also has credit risk because DWR and Carr act  as the  futures  commission  merchants or the  counterparties,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with variations  in value settled on a daily basis.  Each of  DWR  and

Carr,  as  a  futures commission merchant for  the  Partnership's exchange-traded  futures  contracts,  are  required  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount  equal  to the  net  unrealized  gain on all open futures  contracts,  which funds,  in the aggregate, totaled $10,015,324 and $10,718,604  at

June  30, 1998 and December 31, 1997, respectively. With  respect

to   the   Partnership's  off-exchange-traded  forward   currency

contracts, there are no daily settlements of variations in  value nor  is  there any requirement that an amount equal  to  the  net

unrealized  gain  on open forward contracts be segregated.   With

respect  to those off-exchange-traded forward currency contracts,

the Partnership is at

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


risk  to  the ability of Carr, the sole counterparty on all  such contracts, to perform.  Carr's parent, Credit Agricole  Indosuez,

has  guaranteed to the Partnership payment of the net liquidating value of the transactions in the Partnership's account with  Carr

(including foreign currency contracts).



For  the  six months ended June 30, 1998 and for the  year  ended

December   31,   1997,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                           June 30, 1998
                                       Assets        Liabilities
                                         $               $

Exchange-Traded Contracts:
  Financial Futures                   4,381,000       3,943,000
  Commodity Futures                     868,000       4,475,000
  Foreign Futures                    17,865,000      11,977,000
Off-Exchange-Traded Forward
 Currency Contracts                  40,894,000      49,921,000


                                        December 31, 1997
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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership's assets are deposited with  DWR,  as non-clearing broker and with Carr, as clearing broker in separate

futures   interest  trading  accounts,  and  are  used   by   the

Partnership  as  margin  to engage in futures  interest  trading.

Such assets are held in either non-interest bearing bank accounts or  in securities approved by the CFTC for investment of customer funds.  The Partnership's assets held by DWR and Carr may be used

as  margin  solely  for  the Partnership's  trading.   Since  the

Partnership's  sole purpose is to trade in futures interests,  it is expected that the Partnership will continue to own such liquid assets for margin purposes.



The   Partnership's  investment  in  futures  interests  may   be

illiquid.   If  the price of a futures contract for a  particular

commodity  has increased or decreased by an amount equal  to  the

"daily  limit," positions in the commodity can neither  be  taken nor liquidated unless traders are willing to effect trades at  or

within  the  limit.   Commodity futures prices have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from  promptly  liquidating its commodity futures  positions  and result in restrictions on redemptions.



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


Capital  Resources - The Partnership does not have, nor  does  it expect to have, any capital assets.  Redemptions and exchanges of

Units  of Limited Partnership Interest in the future will  affect the amount of funds available for investment in futures interests in  subsequent periods.  Since they are at the discretion of  the

Limited  Partners, it is not possible to estimate the amount  and therefore, the impact of future redemptions and exchanges.



Results of Operations

For the Quarter and Six Months Ended June 30, 1998

For  the  quarter  ended June 30, 1998, the Partnership  recorded total trading revenues including interest income of $432,955, and

posted  an  increase  in  Net Asset Value  per  Unit.   The  most

significant  gains were recorded in the currency  markets  during

May  from  short Japanese yen positions as the value of  the  yen reached its lowest level relative to the U.S. dollar since  1991.

Additional  gains  were  recorded during June  from  short  South

African rand positions as its value also trended lower versus the

U.S. dollar despite intervention by the South African government.

Currency gains were also recorded from trading the Swedish  krona

and   Australian   dollar  throughout  the  quarter.    In   soft

commodities, gains were recorded from short coffee futures
positions  as prices moved lower during April and June.   Smaller

gains were recorded during the second quarter in the agricultural and  metals  markets  from short positions  in  corn,  wheat  and aluminum futures.  A portion of these gains was offset by  losses

in  the  financial  futures markets during April  and  June.   In

April,  losses  were  recorded  from  long  global  bond  futures positions  as  Australian, Japanese and  European  interest  rate futures  prices reversed lower after trending higher  previously.

The  previous trend higher in global interest rate futures prices re-emerged during May.  However, additional losses were  recorded during June as this upward move reversed sharply lower during mid-

month  in reaction to the Federal Reserve's intervention to  halt the  downward slide of the Japanese yen.  Additional losses  were recorded from trading global stock index futures during April and

June.   Smaller losses were recorded in the energy  markets  from

short  natural  gas futures positions as prices  reversed  higher during June after trending lower previously.  Total expenses  for the three months ended June 30, 1998 were $263,292, resulting  in net  income of $169,663.  The value of an individual Unit in  the

Partnership  increased  from  $2,545.22  at  March  31,  1998  to

$2,585.77 at June 30, 1998.



For  the six months ended June 30, 1998, the Partnership recorded total trading revenues including interest income of $103,610  and after  expenses  posted a decrease in Net Asset Value  per  Unit.

The  most significant losses were recorded in the metals  markets during the first quarter from long silver futures positions as silver prices reversed lower in February after rallying higher during January. Additional losses were recorded from trading gold

futures  during  much  of the first half of  the  year.   Smaller

losses  were  recorded  from trading base metals  futures  during

March and May.  In financial futures, losses recorded during  the second quarter from short Nikkei Index futures positions, as well as  from long Australian bond futures positions more than  offset profits recorded during the first quarter from long European bond

futures  positions.   In  currency  trading,  significant  losses

recorded  during  the first quarter due primarily  to  short-term volatility  in  the value of the Japanese yen were offset  during the second quarter by gains from short Japanese yen positions  as

its  value  moved  dramatically  lower  during  May.   Additional

currency  gains recorded in the second quarter from  trading  the

Swedish  krona and South African Rand offset losses  recorded  in

European  currencies  during the first six months  of  the  year.

Additionally, trendless movement in soybean futures prices during

January and March resulted in smaller losses for the Partnership.

A  portion of the Partnership's overall losses for the first half of the year was offset by gains in soft commodities recorded from short  sugar  futures  positions as prices trended  lower  during

January  and February and from short coffee futures positions  as prices  trended lower during April and June.  Total expenses  for the six months ended June 30, 1998 were $529,702, resulting in  a net  loss  of $426,092.  The value of an individual Unit  in  the

Partnership  decreased from $2,684.43 at  December  31,  1997  to

$2,585.77 at June 30, 1998.

For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended June 30, 1997 the  Partnership  recorded total  trading  losses net of interest income  of  $509,122,  and

posted  a  decrease  in Net Asset Value per Unit.    Losses  were

recorded in the financial futures markets during April from short positions  in  U.S. interest rate futures as prices moved  higher

late  in  the  month.   This upward price move  resulted  in  the

Partnership  establishing  new  long  positions,  which  recorded additional  losses  in May as prices finished  the  month  lower.

Smaller losses were recorded as a result of similar choppy  price movement in European interest rate futures during April and  May.

A  portion  of these losses was offset in June from  long  global interest  rate  and stock index futures positions  as  prices  in these markets moved higher.  Trading losses were also recorded in the  energy and metals markets as oil and gas prices, as well  as base  metals  prices,  moved  in a choppy  pattern  throughout  a majority  of  the quarter.  Smaller losses were recorded  in  the currency markets as gains experienced from a strengthening in the value  of  the  U.S. dollar versus the Japanese yen during  April were  more  than  offset  by  losses recorded  from  transactions involving  the  Swiss  franc during June  and  from  transactions

involving  the Canadian dollar and British pound during  May.   A

portion  of the Partnership's overall losses for the quarter  was offset by gains experienced from long coffee futures positions as

coffee  prices  trended  higher  during  April  and  May.   Gains

recorded from short soybean and corn futures positions, as prices in these markets moved lower during June, also helped to mitigate losses during the quarter. Total expenses for the three months ended June 30, 1997 were $321,564, resulting in a net loss of  $830,686.  The value of an individual Unit in the Partnership decreased from $2,575.91 at March 31, 1997 to $2,405.78  at  June

30, 1997.



For  the six months ended June 30, 1997, the Partnership recorded total trading revenues including interest income of $671,464  and after  expenses  posted a decrease in Net Asset Value  per  Unit.

Net  trading  losses  were experienced in  global  interest  rate futures as prices in these markets moved in a short-term volatile

range  during  the  period January to April.   Losses  were  also

recorded from trading energy futures during the second quarter as oil  and  gas prices moved without consistent direction.  Smaller losses were recorded in metals as gains recorded from short  gold futures positions during January were more than offset by  losses

in  base  metals  futures trading during the second  quarter.   A

majority of the Partnership's overall losses were offset by gains recorded  in  the currency markets as a result of a strengthening in  the  value of the U.S. dollar versus the Japanese yen  during the  period  January  through April and relative  to  most  major

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

Smaller gains were
recorded  in  the agricultural markets from trading  soybean  and corn  futures.  Total expenses for the six months ended June  30,

1997  were $670,496, resulting in net income of $968.  The  value of an individual Unit in the Partnership decreased from $2,412.41 at December 31, 1996 to $2,405.78 at June 30, 1997.

                  PART II.    OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

Previously  reported.  See Form 10-Q for the quarter ended  March

31, 1998.

Item 6.   Exhibits and Reports on Form 8-K

               Reports on Form 8-K. - No such reports have been filed for the quarter ended June 30, 1998.

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




                               Dean Witter Diversified Futures
                               Fund II L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

August  12,  1998                By:  /s/ Lewis A.  Raibley,  III
Lewis A. Raibley, III
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.