Form 10-Q
period 1998-09-30
WITTER DEAN DIVERSIFIED FUTURES FUND II L P
filed 1998-11-13
CIK 839945

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998 or

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

                     September 30, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 1998
     (Unaudited) and December 31, 1997.....................2

     Statements of Operations for the Quarters Ended
     September 30, 1998 and 1997 (Unaudited)...............3

     Statements of Operations for the Nine Months Ended
     September 30, 1998 and 1997 (Unaudited)...............4

     Statements of Changes in Partners' Capital for the
        Nine Months ended September 30, 1998 and 1997
     (Unaudited)...........................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1998 and 1997 (Unaudited)...............6

        Notes to Financial Statements (Unaudited)..........7-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..12-21

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................22

Item 6. Exhibits and Reports on Form 8-K..................22








                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                   September 30,   December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                              10,332,845      10,015,151
 Net unrealized gain on open contracts  1,337,236   1,749,349

 Total Trading Equity              11,670,081      11,764,500

Interest receivable (DWR)              34,463          36,672

 Total Assets                      11,704,544      11,801,172


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                  516,842        283,443
 Incentive fees payable (DWFCM)        71,138          -
 Accrued management fees (DWFCM)       29,261          29,503

 Total Liabilities                     617,241        312,946


Partners' Capital

 Limited Partners (3,724.949 and
  4,175.580 Units, respectively)   10,786,155      11,209,045
 General Partner (104 Units)          301,148         279,181

 Total Partners' Capital           11,087,303      11,488,226

 Total Liabilities and Partners' Capital 11,704,544  11,801,172


NET ASSET VALUE PER UNIT             2,895.65        2,684.43


          The accompanying notes are an integral part of these financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit:
    Realized                       1,163,134    183,098
    Net change in unrealized         306,818     525,415

      Total Trading Results        1,469,952    708,513

 Interest Income (DWR)               102,973     117,079

      Total Revenues               1,572,925     825,592


EXPENSES

 Brokerage commissions (DWR)         165,147    194,316
 Management fees (DWFCM)              82,403     87,118
 Incentive fees (DWFCM)               71,138      -
 Transaction fees and costs           12,423      15,593

      Total Expenses                 331,111    297,027

NET INCOME                         1,241,814    528,565


NET INCOME ALLOCATION

                         Limited                         Partners
1,209,586                     516,603
                          General                         Partner
32,228                        11,962


NET INCOME PER UNIT

         Limited        Partners                           309.88
115.02
            General        Partner                         309.88
115.02


          The accompanying notes are an integral part of these financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     1,771,997       599,472
    Net change in unrealized       (412,113)     529,297

      Total Trading Results      1,359,884     1,128,769

 Interest Income (DWR)             316,651         368,287

      Total Revenues             1,676,535      1,497,056


EXPENSES

 Brokerage commissions (DWR)       504,745       640,232
 Management fees (DWFCM)           245,663       276,598
 Incentive fees (DWFCM)             71,138         -
 Transaction fees and costs         39,267        50,693

      Total Expenses               860,813       967,523

NET INCOME                         815,722       529,533


NET INCOME ALLOCATION

 Limited Partners                  793,755       518,260
 General Partner                    21,967        11,273


NET INCOME PER UNIT

 Limited Partners                   211.22        108.39
 General Partner                    211.22        108.39


          The accompanying notes are an integral part of these financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital
 December 31, 1996    5,086.521            $12,019,867           $250,890
$12,270,757

Net Income               -                 518,260      11,273        529,533

Redemptions             (701.352)            (1,746,175)                 -
(1,746,175)

Partners' Capital
 September 30, 1997     4,385.169          $10,791,952             $262,163
$11,054,115




Partners' Capital
 December 31, 1997    4,279.580            $11,209,045           $279,181
$11,488,226

Net Income                -                793,755      21,967        815,722

Redemptions             (450.631)            (1,216,645)                -
(1,216,645)

Partners' Capital
 September 30, 1998    3,828.949           $10,786,155            $301,148
$11,087,303











           The accompanying notes are an integral part of these financial statements.


          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                          815,722              529,533
Noncash item included in net income:
      Net  change  in  unrealized         412,113               (
529,297)

Decrease in operating assets:
    Interest receivable (DWR)         2,209              5,124

Increase (decrease) in operating liabilities:
    Incentive fee payable (DWFCM)    71,138              -
    Accrued management fee (DWFCM)      (242)            (2,439)
    Accrued brokerage commissions (DWR) -                11,097
       Accrued   transaction   fees   and   costs               -
(263)

Net    cash    provided    by    operating    activities1,300,940
13,755


CASH FLOWS FROM FINANCING ACTIVITIES


 Increase in redemptions payable    233,399              232,321
   Redemptions  of  units              (1,216,645)              (
1,746,175)

Net  cash  used  for  financing  activities      (983,246)      (
1,513,854)


Net  increase  (decrease)  in  cash      317,694                (
1,500,099)

Balance  at  beginning  of  period    10,015,151                1
2,415,430

Balance  at  end  of  period          10,332,845                1
0,915,331



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

"futures  interests").  The general partner is Demeter Management

Corporation  ("Demeter").  The non-clearing commodity  broker  is

Dean Witter Reynolds Inc. ("DWR"), an affiliate of Demeter.   The

clearing   commodity  broker  is  Carr  Futures  Inc.   ("Carr"),

providing  clearing and execution services.  The trading  manager who  makes  all  trading decisions for the  Partnership  is  Dean

Witter  Futures  &  Currency Management,  Inc.  ("DWFCM"  or  the

"Trading  Manager"), also an affiliate of Demeter.  Demeter,  DWR and  DWFCM  are wholly-owned subsidiaries of Morgan Stanley  Dean

Witter & Co. ("MSDW").



2. Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


interest trading accounts to meet margin requirements as  needed.

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

rate  volatility.  At September 30, 1998 and December  31,  1997,

open contracts were:

                               Contract or Notional Amount
                          September 30, 1998 December 31, 1997
                                   $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase    25,236,000           3,419,000
   Commitments to Sell           737,000                -
 Commodity Futures:
   Commitments to Purchase     1,502,000             449,000
   Commitments to Sell         1,341,000           7,245,000
 Foreign Futures:
   Commitments to Purchase    69,342,000          22,719,000
   Commitments to Sell         4,678,000           5,110,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase    51,064,000          22,401,000
   Commitments to Sell        33,565,000          43,183,000

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


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $1,337,236 and

$1,749,349  at  September  30,  1998  and  December   31,   1997,

respectively.



Of  the  $1,337,236  net unrealized gain  on  open  contracts  at

September   30,  1998,  $1,476,226,  related  to  exchange-traded

futures  contracts and $(138,990), related to off-exchange-traded forward currency contracts.



Of  the  $1,749,349  net unrealized gain  on  open  contracts  at

December  31, 1997, $703,453, related to exchange-traded  futures contracts and $1,045,896, related to off-exchange-traded  forward currency contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

September  30,  1998 and December 31, 1997 mature  through  March

1999  and  June 1998, respectively.  Off-exchange-traded  forward currency

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


contracts  held  by  the Partnership at September  30,  1998  and

December  31, 1997 mature through December 1998 and  April  1998,

respectively.



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

Carr,  as  a  futures commission merchant for  the  Partnership's exchange-traded  futures  contracts,  are  required  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount  equal  to the  net  unrealized  gain on all open futures  contracts,  which funds,  in the aggregate, totaled $11,809,071 and $10,718,604  at

September  30,  1998  and December 31, 1997,  respectively.  With respect to the Partnership's off-exchange-traded forward currency

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


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



For  the  nine months ended September 30, 1998 and for  the  year ended  December  31,  1997, the average fair value  of  financial instruments held for trading purposes was as follows:

                                      September 30, 1998
                                       Assets        Liabilities
                                         $               $

Exchange-Traded Contracts:
  Financial Futures                  8,810,000        4,580,000
  Commodity Futures                    758,000        4,051,000
  Foreign Futures                   26,680,000       10,285,000
Off-Exchange-Traded Forward
 Currency Contracts                 43,385,000       47,406,000

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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - Assets of the Partnership are deposited with  DWR  as non-clearing  broker  and  Carr as clearing  broker  in  separate futures  interest trading accounts established  for  the  Trading

Manager  and are used by the Partnership as margin to  engage  in futures  interest trading.  Such assets are held in  either  non-

interest bearing bank accounts or in securities approved  by  the

CFTC  for investment of customer funds.  The Partnership's assets held  by  DWR  and  Carr  may be used as margin  solely  for  the

Partnership's trading.  Since the Partnership's sole  purpose  is

to   trade  in  futures  interests,  it  is  expected  that   the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures interests may, from time to  time, be illiquid. Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits".  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond the  daily limit.  If the price for a particular futures interest has increased or decreased by an amount equal to the daily limit,

positions  in  such  futures interest can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or

within  the  limit.   Futures interests prices have  occasionally

moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its futures interests and result in restrictions on redemptions.



There  is  no limitation on daily price moves in trading  forward contracts  on  foreign  currency.  The  markets  for  some  world currencies  have low trading volume and are illiquid,  which  may prevent  the  Partnership from trading in potentially  profitable markets  or  prevent  the Partnership from  promptly  liquidating unfavorable  positions  in  such markets  and  subjecting  it  to

substantial  losses.   Either of these  market  conditions  could

result in restrictions on redemptions.


Capital  Resources - The Partnership does not have, nor  does  it expect  to  have,  any  capital assets.  Future  redemptions  and exchanges  of Units of Limited Partnership Interest  will  affect the amount of funds available for investment in futures interests in  subsequent periods.  Since they are at the discretion of  the

Limited  Partners, it is not possible to estimate the amount  and therefore, the impact of future redemptions and exchanges.



Results of Operations

For the Quarter and Nine Months Ended September 30, 1998

For  the  quarter  ended  September  30,  1998,  the  Partnership recorded  total  trading revenues including  interest  income  of

$1,572,925  and posted an increase in Net Asset Value  per  Unit.

The most significant gains were recorded in the financial futures markets  during  August  and September as  investors  sought  the safety of fixed income investments in response to anticipated interest rate cuts by the U. S. Federal Reserve and significant volatility  in the global financial markets.  As a result,  gains were  recorded from long global interest rate futures  positions,

particularly  U.S., Japanese and European bond futures.   Smaller

gains  were  recorded from long positions in Australian  interest rate  futures  as  prices in these markets also  trended  higher.

Additional  gains  were recorded during July and  August  in  the agricultural  markets  from short positions  in  corn  and  wheat futures  as  grain  prices  continued  their  downward  trend  as supplies remained abundant.  These gains were partially offset by losses  recorded in the currency markets from long British  pound positions  as  its value moved lower in response  to  uncertainty about  economic  developments and interest rate  policy  in  that

country.   These losses, coupled with additional currency  losses

recorded  from transactions involving the Australian  dollar  and

Swedish krona during September, more than offset gains from  long

German  mark  positions.  Additional losses were recorded  during

July and September in the metals markets from short aluminum  and copper  futures  positions as base metals prices reversed  higher early  in the quarter.  Total expenses for the three months ended

September  30,  1998 were $331,111, resulting in  net  income  of

$1,241,814.   The value of an individual Unit in the  Partnership

increased  from  $2,585.77  at June  30,  1998  to  $2,895.65  at

September 30, 1998.

For  the  nine  months ended September 30, 1998, the  Partnership recorded  total  trading revenues including  interest  income  of

$1,676,535  and posted an increase in Net Asset Value  per  Unit.

The most significant gains were recorded in the financial futures markets  during the first and third quarters from  long  European

interest   rate  futures  positions.   Additional  profits   were

recorded from long positions in U.S. and Japanese bond futures as prices  in  these  markets also trended higher during  the  third

quarter.   Smaller  gains were recorded in soft commodities  from

short  sugar  futures  positions as prices trended  lower  during

January,  February and September.  A portion of these  gains  was offset  by losses in the metals and currency markets.  In metals,

losses  were  recorded during the first quarter from long  silver futures  positions  as  silver  prices  reversed  lower  in  late

February  after  rallying higher during January.   In  September,

additional  losses  were  recorded  from  short  silver   futures

positions  as  precious  metals  prices  moved  higher   due   to

uncertainty  in global stock markets and in the wake of  reported

difficulties  with  several  major  hedge  funds.   During  July,

smaller  losses  were  recorded from short  aluminum  and  copper

futures  positions  as base metals prices  reversed  higher.   In

currency   trading,   losses  were  recorded  from   transactions

involving the British pound as its value moved without consistent

direction  during the first nine months of the year.   Additional

currency  losses  were  recorded during  the  first  quarter  due primarily to short-term volatility caused by the economic instability in the Far East. During January, the upward trend in the  value of the U.S. dollar reversed lower in response  to  the

Japanese  government's proposed economic stimulus  package,  thus resulting in losses for previously established short Japanese yen positions.  Additional currency losses were recorded in  February as  the  value  of  the  yen moved without consistent  direction.

Total expenses for the nine months ended September 30, 1998  were

$860,813, resulting in net income of $815,722.  The value  of  an individual  Unit in the Partnership increased from  $2,684.43  at

December 31, 1997 to $2,895.65 at September 30, 1998.



For the Quarter and Nine Months Ended September 30, 1997

For the quarter ended September 30, 1997 the Partnership recorded total trading revenues including interest income of $825,592  and

posted  an  increase  in  Net Asset Value  per  Unit.   The  most

significant   gains  were  recorded  in  financial  futures   due

primarily  to  an  upward trend in global interest  rate  futures prices  during July and September.  Smaller profits were recorded in  global  stock index futures from short Nikkei  Index  futures during the quarter.  In the currency markets, gains were recorded during July from short German mark positions as the value of  the

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

In   soft  commodities  and  agricultural  markets,  losses  were recorded as a result of short-term volatile price movement  in  a majority  of the markets traded, particularly, cocoa, cotton  and

corn   futures.   Total  expenses  for  the  three  months  ended

September  30,  1997 were $297,027, resulting in  net  income  of

$528,565.    The  value of an individual Unit in the  Partnership

increased  from  $2,405.78  at June  30,  1997  to  $2,520.80  at

September 30, 1997.



For  the  nine  months ended September 30, 1997, the  Partnership recorded  total revenues including interest income of  $1,497,056

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

Malaysian  ringgit,  Swedish  krona  and  Australian  dollar.   A

portion of these gains was offset by losses from transactions involving the British pound and Canadian dollar during February,

March  and  May.  In metals, gains experienced  from  short  gold futures positions in January, from long zinc futures positions in

July  and  long silver futures positions in September  more  than offset losses recorded from base metals futures during the second

quarter.   A portion of the Partnership's overall gains  for  the

first  nine months of the year was offset by losses from  trading energy  futures  as  oil and gas prices moved without  consistent direction  for  a  majority of the year.  One  exception  in  the energy  complex  was natural gas futures prices, which  increased during  the  third  quarter, thus resulting in  gains  from  long

positions.   In  soft commodities, losses recorded  from  trading

cocoa,  cotton and sugar futures during the third quarter  offset profits  recorded  during the first half of the  year  from  long coffee  futures positions.  In agricultural markets, losses  were recorded  from trading corn futures during the third quarter  and

soybean  oil  during  the first half of the year.   In  financial

futures, trading gains recorded from short Nikkei Index and  long global  interest rate futures during the third quarter more  than offset  the  prior  losses experienced in  global  interest  rate futures  as  a result of short-term price volatility  during  the first  four  months  of the year.  Total expenses  for  the  nine months  ended September 30, 1997 were $967,523, resulting in  net

income  of  $529,533.   The value of an individual  Unit  in  the

Partnership  increased from $2,412.41 at  December  31,  1996  to

$2,520.80 at September 30, 1997.

Year 2000 Problem -  Commodity pools, like financial and business organizations  and individuals around the world,  depend  on  the smooth functioning of computer systems.  Many computer systems in use  today cannot recognize the computer code for the year  2000,

but revert to 1900 or some other date.  This is commonly known as the  "Year  2000  Problem".  The Partnership could  be  adversely affected  if computer systems used by it or any third party  with whom  it has a material relationship do not properly process  and calculate date-related information and data concerning  dates  on or  after  January 1, 2000.  Such a failure could have a negative impact  on  the handling or determination of futures  trades  and prices and the services provided the Partnership.



MSDW  began its planning in response to the Year 2000 Problem  in

1995  and currently has several hundred employees working on such response.  It has developed its own Year 2000 compliance plan  to deal  with the problem and had the plan approved by the company's

executive   management,  Board  of  Directors   and   Information

Technology  Department.   Demeter is coordinating  with  MSDW  in

taking steps that both believe are reasonably designed to address the  Year 2000 Problem with respect to Demeter's computer systems that  relate  to  the  Partnership.  This includes  hardware  and software upgrades, systems consulting and computer maintenance.



Beyond  the  challenge  facing  internal  computer  systems,  the systems  failure  of  any  of the third  parties  with  whom  the

Partnership  has a material relationship - the futures  exchanges and clearing organizations through which it trades, Carr, or its

Trading  Manager - could result in a material financial  risk  to

the  Partnership.   Regarding  the futures  exchanges,  all  U.S.

futures  exchanges will be subject to the monitoring of the  CFTC for  their  Year 2000 preparedness and the major foreign  futures exchanges are also expected to be subject to market-wide  testing of  their Year 2000 compliance during 1999.  With respect to Carr and  the  Trading  Manager,  Demeter  intends  to  monitor  their progress throughout 1999 in their Year 2000 compliance and, where applicable,  to  test its external interface with  Carr  and  the

Trading Manager.



Finally, MSDW has begun developing various "contingency plans" in the  event  that  the  systems of such third  parties  fail,  and

Demeter  intends  to  consult closely with MSDW  in  implementing

those   plans.   MSDW  has  also  recently  reported   that   its

development of such contingency plans is proceeding on  schedule.

Despite the best efforts of both Demeter and MSDW, however, there can  be  no assurance that the above steps will be sufficient  to avoid  any  adverse  impact  to  the  Partnership,  whether  from failures  in  their own computer systems or those  of  Carr,  the

Trading Manager or any other third party.



Risks  Associated  with  the Euro - On January  1,  1999,  eleven countries  in  the  European  Union  intend  to  establish  fixed conversion  rates  on  their existing  sovereign  currencies  and convert to a common single currency (the "euro").  During a three-

year  transition  period, the existing sovereign currencies  will continue to exist but only as a fixed denomination of the
euro.   Conversion to the euro will prevent the  Trading  Manager

from  trading in certain currencies and thereby limit its ability to  take  advantage of potential market opportunities that  might otherwise have existed had separate currencies been available  to

trade,  and  could  result  in  losses  with  respect  to   those

positions.

                  PART II.    OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

Previously  reported.  See Form 10-Q for the quarter ended  March

31, 1998.



Item 6.   Exhibits and Reports on Form 8-K

Reports on Form 8-K. - No reports have been filed for the quarter ended September 30, 1998.

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




                               Dean Witter Diversified Futures
                               Fund II L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

November  13,  1998              By:  /s/ Lewis A.  Raibley,  III
Lewis A. Raibley, III
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.