Form 10-Q
period 1999-06-30
WITTER DEAN DIVERSIFIED FUTURES FUND II L P
filed 1999-08-12
CIK 839945

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999 or

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

                       June 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition June 30, 1999
     (Unaudited) and December 31, 1998.....................2

     Statements of Operations for the Quarters Ended
     June 30, 1999 and 1998 (Unaudited)....................3

     Statements of Operations for the Six Months Ended
     June 30, 1999 and 1998 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
        Six Months ended June 30, 1999 and 1998
     (Unaudited)...........................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1999 and 1998 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)..........7-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..12-21

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk....................................21-32

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................   33

Item 6. Exhibits and Reports on Form 8-K...............   33






                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                      June 30,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                               9,008,090      10,606,680
 Net unrealized gain on open contracts     388,544      206,564

 Total Trading Equity               9,396,634      10,813,244

Interest receivable (DWR)              28,254          32,410

 Total Assets                       9,424,888      10,845,654


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                  363,068        239,703
 Accrued management fees (DWFCM)        23,562         27,114
 Accrued incentive fee (DWFCM)           -              3,871

 Total Liabilities                    386,630         270,688


Partners' Capital

 Limited Partners (3,315.777 and
  3,640.082 Units, respectively)    8,763,392      10,281,223
 General Partner (104 Units)          274,866         293,743

 Total Partners' Capital            9,038,258      10,574,966

  Total  Liabilities and Partners' Capital      9,424,888   10,84
5,654

NET ASSET VALUE PER UNIT             2,642.94        2,824.45

          The accompanying notes are an integral part of these financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                 For the Quarters Ended June 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
       Realized                           37,455        (908,805)
Net change in unrealized            88,003      1,237,965
      Total Trading Results        125,458      329,160
    Interest Income (DWR)           83,860      103,795
      Total Revenues               209,318      432,955

EXPENSES

      Brokerage   commissions   (DWR)      158,925        171,358
Management    fees   (DWFCM)               71,618          79,654
Transaction fees and costs          11,267       12,280
    Incentive fee (DWFCM)            3,324           -
      Total Expenses               245,134      263,292

NET INCOME (LOSS)                   (35,816)    169,663

NET INCOME (LOSS) ALLOCATION

           Limited        Partners                       (34,769)
 165,446
                                    General        Partner(1,047)
 4,217

NET INCOME (LOSS) PER UNIT

           Limited        Partners                        (10.07)
40.55
                           General                        Partner
(10.07)                         40.55

          The accompanying notes are an integral part of these financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
        Realized                          (557,135)       608,863
Net change in unrealized           181,980      (718,931)
      Total Trading Results        (375,155)    (110,068)
    Interest Income (DWR)          173,149       213,678
      Total Revenues               (202,006)     103,610


EXPENSES

    Brokerage commissions (DWR)    308,856      339,598
      Management   fees   (DWFCM)          147,426        163,260
Transaction fees and costs          23,135       26,844
    Incentive fee (DWFCM)            (3,716)           -
       Total Expenses              475,701      529,702

NET LOSS                           (677,707)    (426,092)

NET LOSS ALLOCATION

    Limited Partners               (658,830)    (415,831)
    General Partner                 (18,877)     (10,261)

NET LOSS PER UNIT

       Limited   Partners                (181.51)         (98.66)
General Partner                   (181.51)        (98.66)

          The accompanying notes are an integral part of these financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
  December 31, 1997      4,279.580 $11,209,045        $279,181       $11,488,226

Net Loss                     -     (415,831)    (10,261)             (426,092)

Redemptions                (272.142)    (699,803)            -             (699,803)

Partners' Capital,
  June 30, 1998          4,007.438 $10,093,411      $268,920       $10,362,331





Partners' Capital,
  December 31, 1998      3,744.082  $10,281,223        $293,743     $10,574,966

Net Loss                       -   (658,830) (18,877)  (677,707)

Redemptions               (324.305)      (859,001)              -
(859,001)

Partners' Capital,
  June 30, 1999           3,419.777 $8,763,392         $274,866  $9,038,258








           The accompanying notes are an integral part of these financial statements.


          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net   loss                            (677,707)              (
426,092)
 Noncash item included in net loss:
    Net change in unrealized       (181,980)              718,931
 (Increase) decrease in operating assets:
          Interest      receivable      (DWR)               4,156
3,354
    Due from DWR                       -                 (11,835)

 Decrease in operating liabilities:
    Accrued management fees (DWFCM)   (3,552)             (2,391)
        Accrued     incentive    fee     (DWFCM)          (3,871)
-

 Net cash provided by (used for) operating activities   (862,954)
281,967


CASH FLOWS FROM FINANCING ACTIVITIES

 Increase in redemptions payable    123,365              172,019
      Redemptions      of      units                    (859,001)
(699,803)

    Net   cash   used   for   financing   activities    (735,636)
(527,784)
   Net  decrease  in  cash              (1,598,590)             (
245,817)

     Balance     at    beginning    of    period       10,606,680
10,015,151

     Balance     at     end    of    period             9,008,090
9,769,334



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

Report on Form 10-K.


1. Organization

Dean  Witter  Diversified  Futures Fund  II  L.P.  is  a  limited partnership  organized  to engage primarily  in  the  speculative trading  of  commodity  futures and forward  contracts,  physical

commodities,   and   other  commodity  interests   (collectively,

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

Treasury  bills.  The Partnership pays brokerage  commissions  to

DWR.  Management fees and incentive fees (if any) incurred by the

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

Partnership  elected  to adopt the provisions  of  SFAS  No.  133 beginning  with  the  fiscal year that ended December  31,  1998.

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

Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled  $388,544  and

$206,564 at June 30, 1999 and December 31, 1998, respectively.



Of the $388,544 net unrealized gain on open contracts at June 30,

1999,  $330,111 related to exchange-traded futures contracts  and

$58,433   related   to   off-exchange-traded   forward   currency

contracts.

Of the $206,564 net unrealized gain on open contracts at December

31,  1998,  $596,320 related to exchange-traded futures contracts and  $(389,756)  related to off-exchange-traded forward  currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  1999 and December 31, 1998 mature through December 1999  and

June  1999,  respectively. Off-exchange-traded  forward  currency contracts held by the Partnership at June 30, 1999 and December

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




31,   1998   mature  through  September  1999  and  April   1999,

respectively.



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

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain on all open futures contracts, which  funds,  in the  aggregate, totaled $9,338,201 and $11,203,000  at  June  30,

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



Results of Operations

For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total trading revenues including interest income of $209,318 and,

after  expenses, posted a decrease in Net Asset Value  per  Unit.

The  most significant net trading losses were experienced in  the metals markets from long positions in copper and aluminum futures as base metals prices declined significantly during late May amid large supply, low demand and the possibility of a production  cut

in   the  near  future  being  judged  unlikely.   During   June,

additional losses were incurred in this market complex from short copper futures positions as prices moved higher due to a drop in
warehouse  stocks.   In the global stock index  futures  markets,

losses  were recorded during mid-April and May from long S&P  500

Index   futures  positions  as  domestic  equity  prices  dropped

following  stronger-than-expected Consumer Price Index  data  and indications  by the Federal Open Market Committee that  the  U.S.

Federal  Reserve is shifting towards a tightening bias.   In  the

agricultural  markets,  losses were experienced  from  long  corn futures  positions as prices regressed in early April in reaction to reports by the USDA that the expected corn surplus will be one of  the  biggest in years and from declining demand in the  Asian markets.  These losses were partially offset by gains recorded in the  currency  markets during April and May  from  short  Swedish kroner positions as its value weakened versus the U.S. dollar  on speculation  as to when Sweden will join Europe's Monetary  Union and  due to a decline in oil prices.  In the global interest rate

futures   markets,  gains  were  recorded  from   long   Japanese

government  bonds  as  prices  rallied  during  April  after  the

Japanese  government proposed no new economic spending plans  and on comments by a Senior Finance Ministry official that the supply-

demand   balance  in  the  market  will  deteriorate.   In   soft

commodities,  gains  were  recorded  from  short  cotton  futures positions as prices dropped in late June on reports of beneficial rainfalls  across the Southeastern U.S.  In the  energy  markets,

gains  were  recorded during April from long natural gas  futures positions  as prices climbed following reports of an increase  in

storage  stocks  that was well-below market expectations.   Total

expenses  for the three months ended June 30, 1999 were $245,134,

resulting  in  a  net  loss of $35,816.   The  value  of  a  Unit

decreased
from $2,653.01 at March 31, 1999 to $2,642.94 at June 30, 1999.



For  the six months ended June 30, 1999, the Partnership recorded total  trading  losses  net of interest income  of  $202,006  and posted  a  decrease  in  Net  Asset  Value  per  Unit.  The  most significant  losses were experienced in the metals  markets  from long  positions in copper and zinc futures as base metals  prices declined significantly in late May amid large supply, low  demand and  the possibility of a production cut in the near future being judged unlikely.  During June, additional losses were incurred in this market complex from short copper futures positions as prices moved  higher due to a drop in warehouse stocks.  In  the  global interest rate futures markets, losses were recorded throughout  a majority  of  the first quarter from short Japanese bond  futures positions as prices increased amid growing speculation  that  the

Bank  of  Japan may underwrite Japanese government bonds.   Fears

that  a  rise  in Japanese bond yields would lead  many  Japanese money  managers to repatriate assets from foreign investments  to

yen-denominated  debt  also  pushed  prices  higher.   Additional

losses  were recorded during February and March from short German government bond futures positions as prices increased on  reports that  Germany's  industrial production showed a  sharp  increase,

creating   hopes   that  Europe's  biggest   economy   could   be

strengthening.  In the currency markets, losses were  experienced throughout  a majority of the first quarter from long  Australian dollar  positions as its value dropped significantly relative  to the U.S. dollar on speculation regarding potential currency devaluations in the Asian region. Losses recorded from short

British  pound  positions  in March offset  profits  recorded  in

February as its value strengthened versus the U.S. dollar as  the market  scaled  back the chances of a British interest  rate  cut following an announcement of a budget that was more generous than expected.  In the global stock index futures markets, losses were experienced during February, mid-April and May from long S&P  500

Index futures positions as domestic equity prices moved lower  on concerns that the Federal Reserve may raise interest rates in  an effort  to  control  inflation, following  stronger-than-expected

Consumer Price Index data and on indications by the Federal  Open

Market  Committee  that  the  U.S. Federal  Reserve  is  shifting towards a tightening bias.  These losses were partially offset by gains  recorded  in  the energy markets during  March  from  long positions  in  crude  and  heating oil futures  as  prices  moved

significantly  higher  on  news  that  both  OPEC  and   non-OPEC

countries  had  reached  an agreement  to  cut  total  output  by approximately  two  million barrels a day  beginning  April  1st.

Total  expenses  for  the six months ended  June  30,  1999  were

$475,701,  resulting in a net loss of $677,707.  The value  of  a

Unit  decreased from $2,824.45 at December 31, 1998 to  $2,642.94 at June 30, 1999.



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

$263,292,  resulting in net income of $169,663.  The value  of  a

Unit  increased from $2,545.22 at March 31, 1998 to $2,585.77  at

June 30, 1998.



For  the six months ended June 30, 1998, the Partnership recorded total trading revenues including interest income of $103,610  and after  expenses  posted a decrease in Net Asset Value  per  Unit.

The  most  significant net trading losses were  recorded  in  the metals  markets during the first quarter from long silver futures positions  as  silver  prices reversed lower  in  February  after rallying  higher during January. Additional losses were  recorded from  trading gold futures during much of the first half  of  the

year.   Smaller  losses were recorded from  trading  base  metals

futures  during  March  and  May.  In financial  futures,  losses recorded  during  the  second quarter  from  short  Nikkei  Index futures  positions, as well as from long Australian bond  futures positions  more  than offset profits recorded  during  the  first quarter  from long European bond futures positions.  In  currency trading, significant losses recorded during the first quarter due primarily  to short-term volatility in the value of the  Japanese yen  were  offset during the second quarter by gains  from  short

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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net Assets by market category as of June 30, 1999. As of June 30, 1999, the

Partnership's total capitalization was approximately $9 million.

     Primary Market             June 30, 1999
     Risk Category              Value at Risk

     Currency                       (1.94)%

     Interest Rate                  (1.93)

     Equity                         (0.50)

     Commodity                      (0.93)

     Aggregate Value at Risk        (3.12)%

Aggregate  value  at  risk  represents the  aggregate  VaR  of  the

Parntership's  open positions and not the sum of  the  VaR  of  the individual categories listed above.  Aggregate VaR will be lower as it  takes  into  account correlation among different positions  and categories.



The  table  above  represents the VaR  of  the  Partnership's  open

positions   at   June  30,  1999  only  and  is   not   necessarily

representative  of  either  the  historic  or  future  risk  of  an investment in the Partnership.  As the Partnership's sole  business is  the  speculative  trading of primarily futures  interests,  the

composition  of  its  portfolio  of  open  positions   can   change

significantly  over any given time period or even within  a  single

trading  day.   Such  changes  in open positions  could  materially

impact  market  risk  as  measured  by  VaR  either  positively  or negatively.



The  table below supplements the quarter-end VaR by presenting  the

Partnership's  high, low and average VaR as a percentage  of  total

Net  Assets for the four quarterly reporting periods from  July  1,

1998 through June 30, 1999.

Primary Market Risk Category        High       Low     Average

Currency                           (2.02)%    (0.96)%   (1.72)%

Interest Rate                      (1.93)     (0.47)    (1.26)

Equity                             (0.74)     (0.18)    (0.43)

Commodity                          (1.12)     (0.66)    (0.94)

Aggregate Value at Risk            (3.12)%    (1.37)%   (2.38)%

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

The  foregoing  VaR tables present the results of the Partnership's

VaR  for each of the Partnership's market risk exposures and on  an aggregate  basis  at  June 30, 1999 and for the  end  of  the  four quarterly  reporting  periods from July 1, 1998  through  June  30,

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

Partnership  also  maintains a substantial  portion  (approximately

85%)  of its available assets in cash at DWR.  A decline in  short-

term  interest  rates will result in a decline in the Partnership's cash  management  income. This cash flow  risk  is  not  considered material.



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



The  following  were  the primary trading  risk  exposures  of  the

Partnership  as  of  June 30, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures   will   vary

materially over time.

     Currency. The primary trading risk exposure in the Partnership is  in the currency complex. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs.  Interest rate changes as well as political and

general  economic  conditions influence  these  fluctuations.   The

Partnership trades in a large number of currencies, including cross-

rates  i.e., positions between two currencies other than  the  U.S.

dollar.   For  the second quarter of 1999, the Partnership's  major

exposures were in the Euro currency crosses and outright US  dollar positions (outright positions consists of the U.S. dollar vs. other

currencies.   These other currencies include the  major  and  minor

currencies).  Demeter does not anticipate that the risk profile  of the  Partnership's currency sector will change significantly in the future.  The  currency trading VaR figure includes  foreign  margin amounts  converted into U.S. dollars with an incremental adjustment to  reflect  the  exchange rate risk inherent to  the  dollar-based

Partnership in expressing VaR in a functional currency  other  than dollars.

     Interest  Rate. The second largest trading risk exposure  this quarter was in the interest rate sector. Exposure was spread across the  U.S., European, Swiss, Australian, and Japanese interest  rate sectors.  Interest rate movements directly affect the price of  the sovereign  bond  futures  positions held  by  the  Partnership  and indirectly  affect  the  value  of its  stock  index  and  currency

positions.   Interest  rate movements in one  country  as  well  as

relative  interest  rate  movements  between  countries  materially impact  the Partnership's profitability. The Partnership's  primary interest  rate exposure is generally to interest rate  fluctuations in  the G-7 countries and Australia.  Demeter anticipates that  G-7

and                                            Australian  interest

rates  will  remain  the  primary interest  rate  exposure  of  the

Partnership  for the foreseeable future.  The changes  in  interest rates which have the most effect on the Partnership are changes  in

long-term  and  medium-term  instruments.   Consequently,  even   a

material change in short-term rates would have little effect on the

Partnership, were the medium to long term rates to remain steady.

      Equity.   The Partnership's equity trading risk  exposure  on

June  30,  1999  was  limited to price risk  in  the  Nikkei  index

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

     Commodity.

     Metals.  The next largest exposure at June 30, 1999 was in the base  and precious metals markets.  The Partnership aims to equally weight  market exposure in the metals as much as possible, however,

base  metals, during period of volatility, will affect  performance

more  dramatically  than  the  precious  metals  markets.   Demeter

anticipates  that  the base metals will remain the  primary  metals market exposure of the Partnership.

      Energy.   On June 30, 1999, the Partnership's energy exposure

was  shared  by  futures contracts in the NY and London  crude  oil futures markets. Price movements in these markets result from political developments in the Middle East, weather patterns, and other  economic fundamentals.  As oil prices continue to break  out of  low  price  ranges  achieved  in  1998,  it  is  possible  that volatility will continue as well.

      Soft  Commodities and Agriculturals.  On June 30,  1999,  the

Partnership had a reasonable amount of exposure in the markets that comprise these sectors.  Most of the exposure, however, was in  the soft  commodities.  Supply and demand inequalities, severe  weather disruption and market expectations affect price movements in  these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the  only non-trading  risk  exposure  of  the

Partnership as of June 30, 1999:

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

                 PART II.    OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's 1998 Form 10-K:



With   respect   to  the  plaintiffs'  consolidated   action   in

California, on July 1, 1999, the Superior Court of the  State  of

California, ruling from the bench, denied the plaintiffs'  motion to have their lawsuit certified as a class action, stating, among other  things,  that plaintiffs' lawsuit did not  present  common questions of fact.


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




                            Dean Witter Diversified Futures
                             Fund II L.P. (Registrant)

                            By: Demeter Management Corporation
                               (General Partner)

August  13,  1999              By:   /s/ Lewis  A.  Raibley,  III
Lewis A. Raibley, III
                                     Director and Chief Financial
Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.