Form 10-Q
period 1999-09-30
WITTER DEAN DIVERSIFIED FUTURES FUND II L P
filed 1999-11-12
CIK 839945

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999 or

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

                     September 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 1999
     (Unaudited) and December 31, 1998.....................2

     Statements of Operations for the Quarters Ended
     September 30, 1999 and 1998 (Unaudited)...............3

     Statements of Operations for the Nine Months Ended
     September 30, 1999 and 1998 (Unaudited)...............4

     Statements of Changes in Partners' Capital for the
        Nine Months Ended September 30, 1999 and 1998
     (Unaudited)...........................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1999 and 1998 (Unaudited)...............6

        Notes to Financial Statements (Unaudited)..........7-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..12-22

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk....................................22-33

Part II. OTHER INFORMATION

Item 1. Legal Proceedings................................ 34

Item 6. Exhibits and Reports on Form 8-K................. 34




                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                   September 30,   December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                               8,836,412      10,606,680
 Net unrealized gain on open contracts     442,866      206,564

 Total Trading Equity               9,279,278      10,813,244

Interest receivable (DWR)              28,121          32,410
Due from DWR                             2,176            -

 Total Assets                        9,309,575     10,845,654


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                  422,538        239,703
 Accrued management fee (DWFCM)         23,274         27,114
 Accrued incentive fee (DWFCM)          -               3,871

 Total Liabilities                    445,812         270,688


Partners' Capital

 Limited Partners (3,160.479 and
  3,640.082 Units, respectively)    8,581,381      10,281,223
 General Partner (104 Units)          282,382         293,743

 Total Partners' Capital            8,863,763      10,574,966

 Total Liabilities and Partners' Capital   9,309,575  10,845,654


NET ASSET VALUE PER UNIT             2,715.22        2,824.45

          The accompanying notes are an integral part of these financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit:
        Realized                          332,256       1,163,134
Net change in unrealized            54,322        306,818
      Total Trading Results        386,578    1,469,952
    Interest Income (DWR)           86,101      102,973
      Total Revenues               472,679    1,572,925

EXPENSES

      Brokerage   commissions   (DWR)      145,655        165,147
Management    fee   (DWFCM)                69,274          82,403
Transaction fees and costs           9,706       12,423
    Incentive fee (DWFCM)           -            71,138
      Total Expenses               224,635      331,111

NET INCOME                           248,044   1,241,814

NET INCOME ALLOCATION

           Limited        Partners                        240,528
 1,209,586
                                     General         Partner7,516
 32,228

NET INCOME PER UNIT

           Limited        Partners                          72.28
309.88
                           General                        Partner
72.28                       309.88

          The accompanying notes are an integral part of these financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
        Realized                          (224,879)     1,771,997
Net change in unrealized           236,302      (412,113)
      Total Trading Results         11,423     1,359,884
    Interest Income (DWR)          259,250       316,651
      Total Revenues               270,673    1,676,535


EXPENSES

    Brokerage commissions (DWR)    454,511      504,745
      Management   fee   (DWFCM)           216,700        245,663
Transaction fees and costs          32,841       39,267
    Incentive fee (DWFCM)            (3,716)     71,138
       Total Expenses              700,336      860,813

NET INCOME (LOSS)                 (429,663)    815,722

NET INCOME (LOSS) ALLOCATION

    Limited Partners               (418,302)   793,755
    General Partner                 (11,361)    21,967

NET INCOME (LOSS) PER UNIT

       Limited   Partners                (109.23)          211.22
General Partner                   (109.23)      211.22

          The accompanying notes are an integral part of these financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
  December 31, 1997      4,279.580 $11,209,045        $279,181       $11,488,226

Net    Income                      -        793,755        21,967
815,722

Redemptions                (450.631)    (1,216,645)                    -
(1,216,645)

Partners' Capital,
  September 30, 1998     3,828.949 $10,786,155       $301,148       $11,087,303





Partners' Capital,
  December 31, 1998      3,744.082  $10,281,223        $293,743     $10,574,966

Net Loss                      -    (418,302)  (11,361) (429,663)

Redemptions                      (479.603)            (1,281,540)
-                      (1,281,540)

Partners' Capital,
  September 30, 1999      3,264.479 $8,581,381         $282,382      $8,863,763








           The accompanying notes are an integral part of these financial statements.



          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                  (429,663)            815,722
 Noncash item included in net income (loss):
    Net change in unrealized       (236,302)              412,113
 (Increase) decrease in operating assets:
          Interest      receivable      (DWR)               4,289
2,209
    Due from DWR                      (2,176)            -

 Increase (decrease) in operating liabilities:
    Accrued management fee (DWFCM)    (3,840)            (242)
        Accrued     incentive    fee     (DWFCM)          (3,871)
71,138

 Net cash provided by (used for) operating activities   (671,563)
1,300,940


CASH FLOWS FROM FINANCING ACTIVITIES

 Increase in redemptions payable    182,835              233,399
      Redemptions      of      units                  (1,281,540)
(1,216,645)

   Net   cash   used   for   financing  activities    (1,098,705)
(983,246)
 Net increase (decrease) in cash  (1,770,268)            317,694

     Balance     at    beginning    of    period       10,606,680
10,015,151

     Balance     at     end    of    period             8,836,412
10,332,845






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

Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled  $442,866  and

$206,564   at   September  30,  1999  and  December   31,   1998,

respectively.



Of  the  $442,866  net  unrealized  gain  on  open  contracts  at

September  30, 1999, $425,620 related to exchange-traded  futures contracts  and  $17,246  related to  off-exchange-traded  forward currency contracts.



Of the $206,564 net unrealized gain on open contracts at December

31,  1998,  $596,320 related to exchange-traded futures contracts and  $(389,756)  related to off-exchange-traded forward  currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September  30,  1999 and December 31, 1998 mature  through  March

2000  and  June  1999, respectively. Off-exchange-traded  forward currency

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




contracts  held  by  the Partnership at September  30,  1999  and

December  31, 1998 mature through December 1999 and  April  1999,

respectively.



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

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain on all open futures contracts, which  funds,  in the  aggregate, totaled $9,262,032 and $11,203,000  at  September

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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total  trading revenues including  interest  income  of

$472,679 and posted an increase in Net Asset Value per Unit.  The most  significant gains were recorded in the metals markets  from short gold futures positions as prices dropped during early  July

amid  disappointment over low prices at the U.K. auction.   Newly

established  long gold futures positions also produced  gains  as prices  skyrocketed due to the results of the Bank  of  England's second gold auction on September 21 and the announcement of a plan by several European central banks to restrict sales of their gold  reserves  for five years.  Additional gains  were  recorded during  August  from  long aluminum futures positions  as  prices increased  on  bullish technical factors and speculative  buying.

In  the  energy markets, gains were recorded from long crude  oil futures positions as oil prices moved higher after OPEC ministers confirmed  that  they  would uphold their global  cutbacks  until

April  of next year.  These gains were partially offset by losses recorded from short Australian interest rate futures positions as prices increased during July and August on the temporary strength in U.S. bonds and weaker-than-expected business spending data out of  Australia.  Additional losses were recorded from  short  U.S.

interest  rate  futures positions as domestic bond  prices  moved temporarily  higher on the release of benign inflation  data  and diminished fears of another interest rate increase by the Federal

Reserve.   Offsetting  gains resulted  from  short  positions  in

German bond futures as prices declined during July on comments by

Bundesbank President designate Welteke that he has started to see signs  of  a resurgence in the European economy.  In the currency markets,  losses were experienced early in the quarter from  long

Australian dollar positions as its value weakened versus the U.S.

dollar  due  to  depressed  commodities prices,  emerging  market concerns and on-going talks that China may eventually devalue its

currency.   Newly  established short positions in  this  currency

resulted  in  additional  losses during September  as  its  value strengthened relative to the U.S. dollar following the  rally  in gold prices.  Losses were also experienced from long positions in the European common currency, the euro, and the Swiss franc as the value of these currencies declined sharply versus the U.S.

dollar  on September 10 as an intervention by the Bank  of  Japan temporarily  strengthened  the  U.S.  dollar  versus  most  major currencies.  As a result, new short positions were established in the  euro and the Swiss franc only to result in additional losses as  these  currencies strengthened versus the U.S. dollar  during the latter half of September after U.S. trade figures reflected a

record  deficit.   Offsetting currency gains were  recorded  from

long  positions  in  the Japanese yen as the  value  of  the  yen climbed  to a 44-month high versus the U.S. dollar amid  optimism over  Japan's  economic recovery.  Total expenses for  the  three months  ended September 30, 1999 were $224,635, resulting in  net income of $248,044.  The value of a Unit increased from $2,642.94 at June 30, 1999 to $2,715.22 at September 30, 1999.



For  the  nine  months ended September 30, 1999, the  Partnership recorded  total  trading revenues including  interest  income  of

$270,673  and,  after expenses, posted a decrease  in  Net  Asset

Value  per Unit. The most significant losses were experienced  in the  global  interest rate futures markets from short  Australian interest  rate futures positions as prices increased during  July and  August  on the temporary strength in U.S. bonds and  weaker-

than-expected   business   spending  data   out   of   Australia.

Additional losses were recorded from short Japanese bond  futures positions  as  prices  increased during the  first  quarter  amid growing  speculation  that  the  Bank  of  Japan  may  underwrite

Japanese  government bonds and during the third  quarter  on  the strength of the Japanese yen and expectations that additional
monetary  easing  in  that country will come.   In  the  currency

markets, losses were recorded throughout a majority of the  first quarter  from  long  Australian dollar  positions  as  its  value dropped  significantly relative to the U.S. dollar on speculation regarding  potential currency devaluations in the  Asian  region.

Early  in  the  third  quarter, losses were  recorded  from  long positions  in this currency due to depressed commodities  prices,

emerging  market  concerns  and on-going  talks  that  China  may

eventually   devalue  its  currency.   Newly  established   short

positions in the Australian dollar resulted in additional  losses during  September as its value strengthened relative to the  U.S.

dollar  following the rally in gold prices.  Offsetting  currency gains  were recorded during the third quarter from long positions in the Japanese yen as the value of the yen climbed to a 44-month high  versus  the  U.S.  dollar due to  continued  optimism  over

Japan's  economic  recovery.  In the global stock  index  futures markets,  losses were experienced during February, mid-April  and

May  from long S&P 500 Index futures positions as domestic equity prices moved lower on concerns that the Federal Reserve may raise interest  rates in an effort to control inflation.  These  losses were  partially  offset by gains recorded in the  energy  markets during March from long positions in crude and heating oil futures as  prices moved significantly higher on news that both OPEC  and non-OPEC  countries had reached an agreement to cut total  output beginning  April 1st.  Gains were also recorded  in  this  market complex  during the third quarter after OPEC ministers  confirmed that  they would uphold their global cutbacks until April of next year. In the metals markets, gains were recorded from short gold futures positions as prices dropped to 20-year lows during early

July  amid  disappointment over low prices at the  U.K.  auction.

Newly  established long gold futures positions also  resulted  in gains  as  prices skyrocketed due to the results of the  Bank  of

England's second gold auction on September 21 and an announcement by  several  European central banks that they  plan  to  restrict sales  of their gold reserves for five years. Total expenses  for the nine months ended September 30, 1999 were $700,336, resulting in  a  net loss of $429,663.  The value of a Unit decreased  from

$2,824.45  at  December 31, 1998 to $2,715.22  at  September  30,

1999.



For the Quarter and Nine Months Ended September 30, 1998

For  the  quarter  ended  September  30,  1998,  the  Partnership recorded  total  trading revenues including  interest  income  of

$1,572,925, and posted an increase in Net Asset Value  per  Unit.

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

$1,241,814.  The value of a Unit increased from $2,585.77 at June

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

Total expenses for the nine months ended September 30, 1998  were

$860,813,  resulting in net income of $815,722.  The value  of  a

Unit  increased from $2,684.43 at December 31, 1997 to  $2,895.65

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



Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

Introduction

The  Partnership  is a commodity pool engaged  primarily  in  the speculative  trading of futures interests.  The market  sensitive instruments  held  by  the Partnership are  acquired  solely  for

speculative   trading  purposes  and,  as  a   result,   all   or

substantially all of the Partnership's assets are subject to  the risk  of trading loss.  Unlike an operating company, the risk  of market-sensitive instruments is integral, not incidental, to  the

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



The  Partnership's past performance is not necessarily indicative of  its  future results.  Any attempt at quantifying the Partner-

ship's  market risk must be qualified by the inherent uncertainty of  its  speculative trading, which may cause future  losses  and

volatility   (i.e.  "risk  of  ruin")  far  in  excess   of   the

Partnership's   experience   to  date   and/or   any   reasonable

expectation premised upon historical changes in the fair value of its market-sensitive instruments.



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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of September 30, 1999.  As of September 30,

1999, the Partnership's total capitalization was approximately $9 million.

     Primary Market           September 30, 1999
     Risk Category              Value at Risk

     Currency                       (1.73)%

     Commodity                      (1.42)

     Interest Rate                  (0.88)

     Equity                         (0.17)

     Aggregate Value at Risk        (2.44)%

Aggregate  value  at  risk  represents the  aggregate  VaR  of  the

Partnership's  open positions and not the sum of  the  VaR  of  the individual categories listed above.  Aggregate VaR will be lower as it  takes  into  account correlation among different positions  and categories.



The  table  above  represents the VaR  of  the  Partnership's  open positions  at  September  30,  1999 only  and  is  not  necessarily representative  of  either  the  historic  or  future  risk  of  an investment in the Partnership.  As the Partnership's sole  business is  the  speculative  trading of primarily futures  interests,  the

composition  of  its  portfolio  of  open  positions   can   change

significantly  over any given time period or even within  a  single

trading  day.   Such  changes  in open positions  could  materially

impact  market  risk  as  measured  by  VaR  either  positively  or negatively.



The  table below supplements the quarter-end VaR by presenting  the

Partnership's  high, low and average VaR as a percentage  of  total

Net Assets for the four quarterly reporting periods from October 1,

1998 through September 30, 1999.

Primary Market Risk Category        High       Low     Average

Currency                           (1.94)%    (0.96)%  (1.64)%

Commodity                                   (1.42)         (0.93)
          (1.13)

Interest Rate                      (1.93)     (0.47)   (1.02)

Equity                                      (0.74)         (0.17)
          (0.40)
Aggregate Value at Risk            (3.12)%    (1.37)%  (2.31)%

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

The  foregoing  VaR tables present the results of the Partnership's

VaR  for each of the Partnership's market risk exposures and on  an aggregate basis at September 30, 1999 and for the end of  the  four quarterly  reporting periods from October 1, 1998 through September

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

Partnership  also  maintains a substantial  portion  (approximately

90%)  of its available assets in cash at DWR.  A decline in  short-

term  interest  rates will result in a decline in the Partnership's cash  management  income. This cash flow  risk  is  not  considered material.



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



The  following  were  the primary trading  risk  exposures  of  the

Partnership as of September 30, 1999, by market sector.  It may  be

anticipated  however,  that  these  market  exposures   will   vary

materially over time.

     Currency. The greatest exposure at September 30, 1999 in the

Partnership  was  in  the  currency complex.   The  Partnership's

currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between  different currencies and currency pairs.  Interest  rate changes  as  well  as  political and general economic  conditions influence these fluctuations.  The Partnership trades in a  large number  of  currencies,  including  cross-rates  i.e.,  positions between two currencies other than the U.S. dollar.  For the third quarter  of  1999, the Partnership's exposures were in  the  euro currency  crosses  and outright U.S. dollar  positions  (outright positions consist of the U.S. dollar vs. other currencies.  These other  currencies  include  the  major  and  minor  currencies.).

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

     Commodity.

     Metals.   The second greatest exposure was in the  base  and

precious metals markets. The Partnership's metals market exposure in the third quarter of 1999 was to fluctuations in the prices of base  metals, as well as exposure in the gold and silver markets.

A  significant amount of exposure was evident in the gold  market as  the  price  of gold increased dramatically following  bullish comments by the European Central Bank.

     The  Partnership aims to equally weight market  exposure  in the  metals  as  much  as possible, however base  metals,  during periods  of volatility, will affect performance more dramatically than  the precious metals markets. Demeter anticipates that  base metals  will  remain the primary metals market  exposure  of  the

Partnership.

     Energy.   On  September  30, 1999, the Partnership's  energy

exposure was in futures contracts in the New York and Brent crude

oil  markets.   Price  movements in  these  markets  result  from

political developments in the Middle East, weather patterns,  and other  economic fundamentals.  As oil prices have increased about

100%  this  year, and, given that the agreement by  OPEC  to  cut production  is  closing in on expiring in March of  2000,  it  is possible that volatility will remain on the high end. Significant profits and losses have been and are expected to continue  to  be experienced in these markets.

     Soft  Commodities and Agriculturals.  On September 30, 1999,

the  Partnership  had significant exposure in  the  markets  that comprise  these sectors.  Most of the exposure, however,  was  in the  sugar  and  coffee markets.  Supply and demand inequalities,

severe  weather disruptions and market expectations affect  price movements in these markets.

     Interest Rate.  The third largest exposure this quarter  was in the interest rate sector. Exposure was spread across the U.S.,

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

Consequently,  even a material change in short-term  rates  would have  little  effect on the Partnership, were the  medium-to-long term rates to remain steady.

     Equity.  The Partnership's equity exposure on September  30,

1999  to  price risk in the Nikkei futures index and the S&P  500 futures index was small.  The stock index futures traded  by  the

Partnership  are  by  law  limited to futures  on  broadly  based indices. Demeter anticipates little, if any, trading in  non  G-7 stock indices.  The Partnership is primarily exposed to the  risk of  adverse  price  trends  or static markets  in  the  U.S.  and

Japanese  indices.  (Static markets would not cause major  market changes  but would make it difficult for the Fund to avoid  being

"whipsawed" into numerous small losses.)



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the  only non-trading  risk  exposure  of  the

Partnership as of September 30, 1999:

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

Demeter attempts to manage the Partnership's market exposure by (i)

diversifying  the  Partnership's  assets  among  different   market

sectors   and   trading  approaches,  and  (ii),   monitoring   the

performance of the Trading Manager on a daily basis.  In  addition,

the  Trading Manager establishes diversification guidelines,  often set in terms of the maximum margin to be committed to positions  in any one market sector or market-sensitive instrument.



Demeter  monitors  and controls the risk of the Partnership's  non-

trading  instrument, cash, which is the only Partnership investment directed by Demeter, rather than the Trading Manager.

                 PART II.    OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's 1998 Form 10-K:



In  the  New  York  action, the motion  to  dismiss  the  amended complaint  with prejudice has been fully briefed and  argued  and the Dean Witter Parties are awaiting the New York Supreme Court's decision.



In  the  California action, on September 24, 1999,  the  Superior

Court in the State of California entered an order dismissing  the consolidated amended complaint without prejudice on consent.



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




                            Dean Witter Diversified Futures
                             Fund II L.P. (Registrant)

                            By: Demeter Management Corporation
                               (General Partner)

November  12,  1999            By:   /s/ Lewis  A.  Raibley,  III
Lewis A. Raibley, III
                                     Director and Chief Financial
Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.