Form 10-Q
period 2000-03-31
WITTER DEAN DIVERSIFIED FUTURES FUND II L P
filed 2000-05-15
CIK 839945

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000 or

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

                                                                .
(Former name, former address, and former fiscal year, if changed since last report)


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

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       March 31, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition March 31, 2000
     (Unaudited) and December 31, 1999                          2

     Statements of Operations for the Quarters Ended
     March 31, 2000 and 1999 (Unaudited)                       3

     Statements of Changes in Partners' Capital for the
     Quarters Ended March 31, 2000 and 1999
     (Unaudited)                                                4

     Statements of Cash Flows for the Quarters Ended
     March 31, 2000 and 1999 (Unaudited)                        5

     Notes to Financial Statements (Unaudited)               6-11

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations     12-19

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk                                       19-31

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings                                    32

Item 5.   Other Information                                    32

Item 6.   Exhibits and Reports on Form 8-K                     33








                 PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                     March 31,     December 31,
                                        2000         1999
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                              7,653,168     8,042,490
 Net unrealized gain on open contracts     667,702       293,674

 Total Trading Equity              8,320,870     8,336,164

Interest receivable (DWR)             31,375         29,570

 Total Assets                      8,352,245     8,365,734

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 451,569        291,006
 Accrued management fee (DWFCM)       20,881         20,914

 Total Liabilities                   472,450        311,920


Partners' Capital

 Limited Partners (2,875.870 and
  3,046.638 Units, respectively)   7,604,783      7,787,964
 General Partner (104 Units)         275,012        265,850

 Total Partners' Capital           7,879,795      8,053,814

 Total Liabilities and Partners' Capital  8,352,245    8,365,734


NET ASSET VALUE PER UNIT            2,644.34       2,556.25



          The accompanying notes are an integral part of these financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                                             2000
1999
                                          $            $
REVENUES
 Trading profit (loss):
    Realized                           19,031    (594,590)
    Net change in unrealized          374,028         93,977
      Total Trading Results           393,059    (500,613)
 Interest Income (DWR)                 87,305         89,289
      Total Revenues                  480,364      (411,324)

EXPENSES

  Brokerage  commissions  (DWR)           131,933         149,931
Management fees (DWFCM)                60,992     75,808
 Transaction fees and costs             9,889     11,868
               Incentive               fees               (DWFCM)
-                                                  (7,040)
    Total Expenses                    202,814       230,567

NET INCOME (LOSS)                     277,550      (641,891)

NET INCOME (LOSS) ALLOCATION

 Limited Partners                     268,388    (624,061)
                          General                         Partner
9,162                                (17,830)

NET INCOME (LOSS) PER UNIT

 Limited Partners                        88.09      (171.44)
    General Partner                      88.09      (171.44)




          The accompanying notes are an integral part of these financial statements.

       -
          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 2000 and 1999
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
                  December                31,                1998
3,744.082             $10,281,223   $293,743$10,574,966
Net                                                          Loss
-                                         (624,061)      (17,830)
(641,891)

Redemptions
(186.932)               (495,934)       -             (495,934)

Partners' Capital,
                   March                 31,                 1999
3,557.150            $  9,161,228 $275,913    $  9,437,141



Partners' Capital,
                  December                31,                1999
3,150.638   $           7,787,964   $265,850$  8,053,814
Net                                                        Income
-                                      268,388      9,162    277,
550

Redemptions
(170.768)               (451,569)        -            (451,569)

Partners' Capital,
                   March                 31,                 2000
2,979.870            $  7,604,783 $275,012    $  7,879,795















           The accompanying notes are an integral part of these financial statements.


          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                                             2000
1999
                                          $            $
CASH FLOWS FROM OPERATING ACTIVITIES

Net   income   (loss)                    277,550        (641,891)
Noncash item included in net income (loss)
    Net change in unrealized       (374,028)     (93,977)
(Increase) decrease  in operating assets:
    Interest receivable (DWR)        (1,805)      1,753
      Due from DWR                    -          (14,624)
Decrease in operating liabilities:
     Accrued  management  fee (DWFCM)       (33)          (5,551)
Accrued incentive fee (DWFCM)           -              (3,871)
Net    cash   used   for   operating   activities        (98,316)
(758,161)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in redemptions payable    160,563      256,229
Redemptions                       of                        Units
(451,569)                                       (495,934)

Net    cash    used   for   financing   activities      (291,006)
(239,705)
Net decrease in cash               (389,322)    (997,866)
Balance at beginning of period   8,042,490      10,606,680
Balance at end of period         7,653,168        9,608,814








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

Futures   Fund  II  L.P.  (the  "Partnership").   The   financial

statements  and  condensed  notes  herein  should  be   read   in

conjunction  with  the  Partnership's December  31,  1999  Annual

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

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




In  June  1998, the Financial Accounting Standards Board ("FASB")

issued  Statement of Financial Accounting Standard  ("SFAS")  No.

133,   "Accounting   for  Derivative  Instruments   and   Hedging

Activities" effective for fiscal years beginning after  June  15,

1999.   In  June 1999, the FASB issued SFAS No. 137,  "Accounting

for  Derivative Instruments and Hedging Activities - Deferral  of

the  Effective Date of SFAS No. 133," which defers  the  required implementation of SFAS No. 133 until fiscal years beginning after

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



The  net  unrealized gain on open contracts  are  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled  $667,702  and

$293,674 at March 31, 2000 and December 1999, respectively.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


Of  the  $667,702 net unrealized gain on open contracts at  March

31,  2000,  $586,932 related to exchange-traded futures contracts and  $80,770  related  to  off-exchange-traded  forward  currency contracts.

Of the $293,674 net unrealized gain on open contracts at December

31,  1999,  $262,869 related to exchange-traded futures contracts and  $30,805  related  to  off-exchange-traded  forward  currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March 31, 2000 and December 31, 1999 mature through June 2000 and

September   2000,   respectively.   Off-exchange-traded   forward

currency contracts held by the Partnership at March 31, 2000  and

December  31,  1999  mature through July  2000  and  March  2000,

respectively.



The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts reflected in the Partnership's statements of financial condition.



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

Carr,  as  a  futures commission merchant for  the  Partnership's exchange-traded  futures  contracts, are  required,  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount  equal  to the  net  unrealized  gain on all open futures  contracts,  which funds,  in  the  aggregate, totaled $8,240,100 and $8,305,359  at

March  31, 2000 and December 31, 1999, respectively. With respect

to   the   Partnership's  off-exchange-traded  forward   currency

contracts, there are no daily settlements of variations in  value nor  is  there any requirement that an amount equal  to  the  net

unrealized  gain  on open forward contracts be segregated.   With

respect  to those off-exchange-traded forward currency contracts,

the  Partnership  is at risk to the ability  of  Carr,  the  sole

counterparty   on  all  of  such  contracts,  to  perform.    The

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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity -  The Partnership deposits its assets with DWR as non-

clearing  broker and Carr as clearing broker in separate  futures trading  accounts  established for  the  Trading  Manager,  which assets  are used as margin to engage in trading.  The assets  are

held   in  either  non-interest  bearing  bank  accounts  or   in

securities  and instruments permitted by the CFTC for  investment

of  customer  segregated  or secured  funds.   The  Partnership's

assets held by the commodity brokers may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose is to trade in futures and forwards, it is expected  that the  Partnership  will  continue to own such  liquid  assets  for margin purposes.



The  Partnership's investment in futures and forwards  may,  from time  to  time,  be illiquid.  Most U.S. futures exchanges  limit fluctuations  in  prices  during  a  single  day  by  regulations referred  to  as  "daily  price fluctuations  limits"  or  "daily

limits".   Trades may not be executed at prices beyond the  daily

limit.   If  the  price  for a particular  futures  contract  has

increased  or  decreased by an amount equal to the  daily  limit,

positions  in  that  futures contract can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or within  the  limit.  Futures prices have occasionally  moved  the daily  limit  for  several consecutive days  with  little  or  no

trading.   These market conditions could prevent the  Partnership

from promptly liquidating its futures contracts and result in restrictions on redemptions.



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



Capital  Resources. The Partnership does not have, or  expect  to have,  any  capital assets.  Redemptions of additional  units  of limited  partnership  interest ("Unit(s)")  in  the  future  will affect  the amount of funds available for investments in  futures interests in subsequent periods.  It is not possible to  estimate the  amount  and  therefore, the impact of future redemptions  of

Units.



Results of Operations

General.  The Partnership's results depend on its Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the

futures  and  forwards  markets.   The   following   presents   a

summary
of  the Partnership's operations for the three months ended March

31,  2000  and  1999  and  a general discussion  of  its  trading activities during each period.  It is important to note, however,

that  the  Trading Manager trades in various markets at different times  and  that prior activity in a particular market  does  not mean  that  such  market will be actively traded by  the  Trading

Manager  or will be profitable in the future.  Consequently,  the results of operations of the Partnership are difficult to discuss other  than  in  the  context  of its Trading  Manager's  trading activities  on behalf of the Partnership as a whole and  how  the

Partnership has performed in the past.



For the Quarter Ended March 31, 2000

For  the  quarter ended March 31, 2000, the Partnership  recorded total  trading revenues, including interest income,  of  $480,364

and  posted  an increase in Net Asset Value per Unit.   The  most

significant  gains  of approximately 5.2% were  recorded  in  the energy  markets primarily during February from long positions  in crude  oil futures as prices rose to nine-year highs.  This price increase  was  due  to a combination of cold  weather,  declining inventories  and  increasing demand, as well  as  concerns  about future output levels from the world's leading producer countries.

Despite  a  dramatic move lower in the price of crude oil  during

March,  the  Partnership profited from long positions  liquidated

early  in  the   month.   In  the  currency  markets,  gains   of
approximately 2.4% were recorded primarily during January from short  positions  in the Swedish krona, the euro  and  the  Swiss franc as the value of these European currencies weakened relative to  the  U.S. dollar, hurt by skepticism about Europe's  economic

outlook  and  lack  of support from European  officials.   During

March,   gains  were  recorded  from  short  euro  positions   as

expectations for continued interest rate hikes from the  European

Central  Bank diminished.  These gains were partially  offset  by losses  of  approximately 1.4% recorded  in  the  metals  markets primarily  from  long  positions in base  metal  futures  as  the

previous  upward  price  trend  reversed  sharply  lower   during

February  in  response to interest rate hikes across  the  globe.

Additional losses were recorded from short gold futures positions as  prices  spiked sharply higher early in February following  an announcement  by  a  major producer that it was  suspending  gold

hedging   activities.   Newly  established  long   gold   futures

positions resulted in additional losses as gold prices fell later in February from weakness in the Australian dollar and gold sales by  the  Dutch  central bank. In the global stock  index  futures markets, losses of approximately 1.3% were recorded throughout  a majority  of  the quarter from long positions in  S&P  500  Index futures  as  domestic stock prices declined due to volatility  in the  technology sector and as economic data raised fears that the

Federal Reserve will be forced to take aggressive action to  slow the economy.  In the global interest rate futures markets, losses of approximately 1.2% were incurred primarily during February from long positions in Japanese government bond futures as prices decreased  in  response to the yen's weakness,  a  higher  Nikkei average and the perception in Japan that, despite a zero interest

rate  policy,  10-year  interest rates  are  too  low.   In  soft

commodities, losses of approximately 0.8% were recorded primarily during  March  from long cocoa futures positions as cocoa  prices

dropped  against  the  backdrop of world  overproduction.   Total

expenses for the three months ended March 31, 2000 were $202,814,

resulting  in  net  income of $277,550.   The  value  of  a  Unit

increased  from  $2,556.25 at December 31, 1999 to  $2,644.34  at

March 31, 2000.



For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total  trading  losses  net of interest income  of  $411,324  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses of approximately 4.0% were  recorded  in  the currency  markets  throughout a majority of the  quarter  largely from  long  Australian  dollar positions  as  its  value  dropped

significantly   relative  to  the  U.S.  dollar  on   speculation

regarding  potential currency devaluations in the  Asian  region.

Losses  recorded  from  short British pound  positions  in  March offset  profits  recorded in February as its  value  strengthened versus the U.S. dollar as the market scaled back the chances of a

British  interest rate cut following an announcement of a  budget that  was  more  generous than expected.  In the global  interest rate futures markets, losses of
approximately 3.8% were experienced throughout a majority of  the quarter  primarily  from short Japanese government  bond  futures positions as prices increased amid growing speculation  that  the

Bank  of  Japan may underwrite Japanese government bonds.   Fears

that  a  rise  in Japanese bond yields would lead  many  Japanese money  managers to repatriate assets from foreign investments  to

yen-denominated  debt  also  pushed  prices  higher.   Additional

losses  were recorded during February and March from short German government bond futures positions as prices increased on  reports that  Germany's  industrial production showed a  sharp  increase,

creating   hopes   that  Europe's  biggest   economy   could   be

strengthening.   In the metals markets, losses  of  approximately

0.8%  were  experienced  during March  mainly  from  long  silver futures  positions as prices retreated after Berkshire Hathaway's annual  report  failed  to provide any  new  information  on  the

company's  silver  positions.   In soft  commodities,  losses  of

approximately 0.6% were recorded during March mostly  from  short positions in coffee futures as prices in this market surged  late in  the  month as options-related buying triggered waves of  buy-

stops  at  several key resistance levels, attracting fund  short-

covering.   In the global stock index futures markets, losses  of

approximately 0.1% were experienced during February from long S&P

500 Index futures positions as domestic equity prices moved lower on  concerns that the Federal Reserve may raise interest rates in an  effort  to  control inflation.  These losses  were  partially offset by gains of approximately 2.3% recorded in the energy markets during March mainly from long positions in crude and heating  oil  futures as prices moved significantly higher  which was  largely  attributed to the news that both OPEC and  non-OPEC countries  had  reached  an agreement  to  cut  total  output  by approximately two million barrels a day beginning April 1,  1999.

In  the  agricultural markets, gains of approximately  0.7%  were recorded during January and February primarily from short futures positions in soybeans and soybean products as prices declined  to

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



The  hypothetical changes in portfolio value are based  on  daily percentage changes observed in key market indices or other market factors  ("market  risk  factors")  to  which  the  portfolio  is

sensitive.   The  historical observation period of  the  Partner-

ship's  VaR  is  approximately  four  years.   The  one-day   99%

confidence  level  of the Partnership's VaR  corresponds  to  the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.

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



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicate  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary market risk category as of March 31, 2000  and  1999.

As   of   March  31,  2000  and  1999,  the  Partnership's  total

capitalization  was  approximately $8  million  and  $9  million,

respectively.

     Primary Market        March 31, 2000          March 31, 1999
     Risk Category         Value at Risk           Value at Risk

     Currency                 (1.63)%                  (1.94)%

     Commodity                (1.99)                   (1.12)

     Interest Rate            (1.55)                   (0.80)

     Equity                   (1.16)                   (0.74)

     Aggregate Value at Risk  (3.27)%                  (2.31)%


Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and ot the sum of the VaR of the individual Market Categories listed above. Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at March 31, 2000 and 1999 only and is not necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from April 1,

1999 through March 31, 2000.



Primary Market Risk Category      High       Low       Average

Currency                        (1.94)%     (1.63)%    (1.81)%

Commodity                       (1.99)      (0.93)     (1.37)
Interest Rate                   (1.93)      (0.80)     (1.29)

Equity                          (1.16)      (0.17)     (0.64)

Aggregate Value at Risk         (3.27)%     (2.31)     (2.78)%

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate  basis at March 31, 2000 and for the end  of  the  four quarterly reporting periods from April 1, 1999 through March  31,

2000.   Since VaR is based on historical data, VaR should not  be

viewed  as  predictive  of  the  Partnership's  future  financial performance or its ability to manage or monitor risk.  There  can be  no  assurance  that  the Partnership's  actual  losses  on  a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they  may  represent are immaterial.  The Partnership  also maintains  a  substantial  portion  (approximately  81%)  of  its

available  assets  in  cash  at DWR.   A  decline  in  short-term

interest   rates   will   result   in   a   decline     in    the

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



The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 2000, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Currency  -  The most significant exposure in the Partnership  at

March  31,  2000 was in the currency complex.  The  Partnership's currency  exposure  is  to exchange rate fluctuations,  primarily fluctuations  that  disrupt the historical pricing  relationships between  different currencies and currency pairs.  Interest  rate changes  as  well  as  political and general economic  conditions influence these fluctuations.  The Partnership trades in a  large number  of  currencies,  including  cross-rates  i.e.,  positions between two currencies other than the U.S. dollar.  For the first quarter of 2000, the Partnership's foreign exchange exposure  was in  the  euro currency crosses and outright US dollar  positions.

Outright   positions  consist  of  the  U.S.  dollar  vs.   other

currencies.  The  currency trading VaR  figure  includes  foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based  Partnership  in  expressing  VaR  in  a  functional currency other than dollars.



Commodity

Metals  -  The Partnership's metals market exposure in the  first quarter of 2000 was to fluctuations in the prices of base metals,

as  well as exposure in the gold market.  A significant amount of exposure  was evident in the base metals as the Partnership  held sizeable  positions in aluminum and copper as determined  by  the parameters of the proprietary system.



The  Partnership  aims to equally weight market exposure  in  the metals  as much as possible, however base metals, during  periods of volatility, will affect performance more dramatically than the precious  metals markets.  Demeter anticipates that  base  metals

will   remain   the  primary  metals  market  exposure   of   the

Partnership.



Energy - On March 31, 2000, the Partnership's energy exposure was in  natural gas futures contracts.  Price movement in this market results  from  supply/demand data, weather  patterns,  and  other economic fundamentals. A position in natural gas will impact  the portfolio as it is a significant portion of the portfolio.

Soft Commodities and Agriculturals - The Partnership had moderate exposure in the markets that comprise these sectors.  Most of the exposure  was in the corn and coffee markets.  Supply and  demand inequalities, severe weather disruptions and market  expectations affect price movements in these markets.



Interest Rates - Significant exposure at March 31, 2000 was  also experienced  in  the  interest rate sector. Exposure  was  spread across  the U.S., Swiss, Australian, and euro-zone interest  rate

sectors.   Interest rate movements directly affect the  price  of

the   sovereign  bond  positions  held  by  the  Partnership  and indirectly  affect  the  value of its stock  index  and  currency

positions.   Interest rate movements in one country  as  well  as

relative  interest  rate movements between  countries  materially

impact   the   Partnership's  profitability.   The  Partnership's

primary  interest  rate exposure is generally  to  interest  rate

fluctuations  in  the  G-7  countries  and  Australia.  The   G-7

countries consist of the U.S., Britain, Canada, Germany,  France,

Italy  and  Japan.  Demeter anticipates that G-7  and  Australian interest rates will remain the primary interest rate exposure  of

the  Partnership  for  the foreseeable future.   The  changes  in

interest rates which have the most effect on the Partnership  are changes  in long-term and medium-term instruments.  Consequently,

even  a  material  change in short-term rates would  have  little effect on the Partnership, were the medium to long term rates  to remain steady.

Equity.   The Partnership's equity exposure on March 31, 2000  to

price  risk  in  the S&P 500 futures index was  noteworthy.   The

stock  index futures traded by the Partnership are by law limited to  futures on broadly based indices. Demeter anticipates little,

if  any,  trading in non G-7 stock indices.  The  Partnership  is primarily  exposed to the risk of adverse price trends or  static markets in the U.S. and Japanese indices.  (Static markets  would not  cause  major market changes but would make it difficult  for the  Partnership to avoid being "whipsawed" into  numerous  small losses.)



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  were the only non-trading risk exposures  of  the

Partnership as of March 31, 2000:



Foreign  Currency  Balances - The Partnership's foreign  currency balances are in Japanese yen, British pounds, euros, Swiss francs and Australian dollars.  The Partnership controls the non-trading risk  of  these  balances by regularly converting these  balances back into dollars upon liquidation of the respective position.



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



Demeter  monitors  and controls the risk of the Partnership's  non-

trading  instrument, cash.  Cash is the only Partnership investment directed by Demeter, rather than the Trading Manager.

                 PART II.    OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

On  March 3, 2000, the plaintiffs in the New York action filed an appeal of the order dismissing the consolidated complaint.

(Please  refer to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-K for the year ended December 31, 1999  for a more detailed discussion.)


Item 5.   OTHER INFORMATION

Effective  January 31, 2000, Mark J. Hawley resigned as  Chairman of  the  Board and a Director of Demeter and DWFCM and Robert  E.

Murray  replaced  him  as Chairman of the Board  of  Demeter  and

DWFCM.



Demeter  has determined, commencing in May 2000, to transfer  the

Partnership's  futures and options clearing from Carr  to  Morgan

Stanley & Co. Incorporated ("MS & Co."), an affiliate of Demeter,

while  trades  on the London Metal Exchange will  be  cleared  by

Morgan  Stanley  &  Co. International Limited ("MSIL"),  also  an affiliate  of  Demeter.  In addition, MS & Co. and  MSIL,  rather

than   Carr,  will  act  as  the  counterparty  on  all  of   the

Partnership's  foreign  currency  forward  trades.   Dean  Witter

Reynolds  Inc. will continue to act as the non-clearing commodity broker for the Partnership.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)  Exhibits

          10.03 Amended and Restated Customer Agreement dated as of December 1, 1997, between the Partnership and Dean Witter Reynolds Inc. is filed herewith.

          10.04 Customer Agreement dated as of December 1, 1997, between the Partnership, Carr Futures, Inc., and Dean Witter Reynolds Inc. is filed herewith.

          10.05 International Foreign Exchange Master Agreement dated as of August 1, 1997, between the Partnership and Carr Futures, Inc. is filed herewith.

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




                              Dean Witter Diversified Futures
                              Fund II L.P. (Registrant)

                              By:  Demeter Management Corporation
                                   (General Partner)

May 12, 2000                  By:  /s/ Lewis A. Raibley, III
                                   Lewis A. Raibley, III
                                   Director and Chief Financial
Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.