Form 10-Q
period 2000-06-30
WITTER DEAN DIVERSIFIED FUTURES FUND II L P
filed 2000-08-11
CIK 839945

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to__________________

Commission File No. 0-17446

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

     (Exact name of registrant as specified in its charter)


          Delaware                                13-3490286
State   or  other  jurisdiction  of                       (I.R.S.
Employer
incorporation or organization)                     Identification
No.)


c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY          10048
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

Yes    X            No___________


          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       June 30, 2000



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition June 30, 2000
     (Unaudited) and December 31, 1999.....................2

     Statements of Operations for the Quarters Ended
     June 30, 2000 and 1999 (Unaudited)....................3

     Statements of Operations for the Six Months Ended
     June 30, 2000 and 1999 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
        Six Months ended June 30, 2000 and 1999
     (Unaudited)...........................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 2000 and 1999 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)..........7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..13-23

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk....................................23-34

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................35-36

Item 5. Other Information..............................36-37

Item 6. Exhibits and Reports on Form 8-K..................37




                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                       June 30,      December 31,

2000                                 1999
                                         $                $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                               8,211,611       8,042,490

    Net    unrealized    gain    on   open    contracts    (MSIL)
595                                     -
   Net   unrealized   loss   on  open  contracts   (MS   &   Co.)
(60,727)                                   -
   Net   unrealized   gain  (loss)  on  open   contracts   (Carr)
(148,598)                 293,674

  Total  net unrealized gain (loss) on open contracts   (208,730)
293,674

 Total Trading Equity               8,002,881       8,336,164

Interest receivable (DWR)              30,295          29,570

 Total Assets                       8,033,176       8,365,734


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                  286,386        291,006
 Accrued management fees  (DWFCM)      20,083          20,914

 Total Liabilities                     306,469        311,920


Partners' Capital

 Limited Partners (2,769.370 and
  3,046.638 Units, respectively)    7,447,044       7,787,964
 General Partner (104 Units)          279,663         265,850

 Total Partners' Capital            7,726,707       8,053,814

 Total Liabilities and Partners' Capital   8,033,176  8,365,734

NET ASSET VALUE PER UNIT             2,689.07        2,556.25

          The accompanying notes are an integral part of these financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended June 30,

                                        2000        1999
                                          $            $
REVENUES
 Trading profit (loss):
       Realized                          1,089,177         37,455
 Net change in unrealized         (876,432)      88,003
      Total Trading Results          212,745    125,458
    Interest Income (DWR)             92,267       83,860
      Total Revenues                 305,012     209,318

EXPENSES

      Brokerage   commissions   (DWR)        104,800      158,925
Management    fees   (DWFCM)                  60,410       71,618
Transaction fees and costs             6,504     11,267
      Incentive   fee  (DWFCM)           ______-__          3,324
Total Expenses                       171,714    245,134

NET INCOME (LOSS)                    133,298     (35,816)

NET INCOME (LOSS) ALLOCATION

      Limited   Partners                   128,647       (34,769)
 General Partner                      4,651      (1,047)

NET INCOME (LOSS) PER UNIT

           Limited        Partners                          44.73
(10.07)                                         General   Partner
44.73                          (10.07)

          The accompanying notes are an integral part of these financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Six Months Ended June 30,


                                        2000        1999
                                          $            $
REVENUES
 Trading profit (loss):
               Realized                                 1,108,208
(557,135)
Net change in unrealized           (502,404)     181,980
            Total      Trading      Results               605,804
(375,155)
    Interest Income (DWR)            179,572    173,149
      Total Revenues                 785,376    (202,006)


EXPENSES

      Brokerage   commissions  (DWR)        236,733       308,856
Management   fees   (DWFCM)                121,402        147,426
Transaction fees and costs            16,393      23,135
    Incentive fee (DWFCM)         _ _____-__       (3,716)
       Total Expenses                374,528     475,701

NET INCOME (LOSS)                    410,848    (677,707)

NET INCOME (LOSS) ALLOCATION

      Limited   Partners                   397,035      (658,830)
General Partner                       13,813     (18,877)

NET INCOME (LOSS) PER UNIT

       Limited    Partners                    132.82     (181.51)
General Partner                       132.82   (181.51)

          The accompanying notes are an integral part of these financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 2000 and 1999
                          (Unaudited)





                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
  December 31, 1998                                         3,744.082     $10,281,223
$293,743       $10,574,966

Net Loss                       -    (658,830)(18,877)    (677,707)

Redemptions                   (324.305)                 (859,001)
-                          (859,001)

Partners' Capital,
  June 30, 1999           3,419.777 $8,763,392         $274,866    $9,038,258




Partners' Capital,
  December 31, 1999     3,150.638  $7,787,964        $265,850      $8,053,814

Net  Income                     -      397,035    13,813      410
,848

Redemptions                   (277.268)                 (737,955)
-                          (737,955)

Partners' Capital,
  June 30, 2000           2,873.370 $7,447,044         $279,663    $7,726,707








           The accompanying notes are an integral part of these financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                               For the Six Months Ended June 30,

                                       2000           1999
                                          $             $


CASH FLOWS FROM OPERATING ACTIVITIES
   Net  income  (loss)                     410,848              (
677,707)
 Noncash item included in net income (loss):
      Net  change  in  unrealized           502,404             (
181,980)
 (Increase) decrease in operating assets:
    Interest receivable (DWR)           (725)            4,156
 Decrease in operating liabilities:
     Accrued management fees (DWFCM)     (831)            (3,552)
Accrued      incentive      fee      (DWFCM)            ______-__
(3,871)
 Net cash provided by (used for) operating activities     911,696
(862,954)

CASH FLOWS FROM FINANCING ACTIVITIES

  Increase (decrease) in redemptions payable(4,620)       123,365
Redemptions        of       Units                       (737,955)
(859,001)
   Net   cash   used   for   financing   activities     (742,575)
(735,636)
  Net  increase  (decrease)  in  cash       169,121             (
1,598,590)
     Balance     at    beginning    of    period        8,042,490
10,606,680
     Balance     at    end    of    period              8,211,611
9,008,090





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

(collectively, "futures interests").



The  general  partner for the Partnership is  Demeter  Management

Corporation  ("Demeter").  The non-clearing commodity  broker  is

Dean Witter Reynolds ("DWR").  Morgan Stanley & Co., Inc. ("MS  &

Co.")  and  Morgan  Stanley & Co. International Limited  ("MSIL")

provide clearing and execution services.  Prior to May 2000, Carr

Futures  Inc.  provided  clearing and  execution  services.   The

trading manager is Dean Witter Futures & Currency Management Inc.

("DWFCM" or the "Trading Manager").  Demeter, DWR, DWFCM, MS &

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean

Witter & Co.


2. Related Party Transactions

The Partnership's cash is on deposit with DWR, MS & Co., and MSIL in futures interests trading accounts to meet margin requirements as  needed. DWR pays interest on these funds based on current 13-

week   U.S.   Treasury  bills.  The  Partnership  pays  brokerage

commissions to DWR.  Management fees and incentive fees (if  any)

incurred by the Partnership are paid to DWFCM.



3.  Financial Instruments

The Partnership trades commodity futures and forward contracts on physical commodities, and other commodity interests.  Futures and

forwards   represent  contracts  for  delayed  delivery   of   an

instrument  at  a  specified date and  price.  Risk  arises  from changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate volatility.



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



The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled ($208,730) and

$293,674 at June 30, 2000 and December 31, 1999, respectively.

           DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

Of the $208,730 net unrealized loss on open contracts at June 30,

2000,  $266,528 related to exchange-traded futures contracts  and

$(475,258)   related  to  off-exchange-traded  forward   currency

contracts.



Of the $293,674 net unrealized gain on open contracts at December

31,  1999,  $262,869 related to exchange-traded futures contracts and  $30,805  related  to  off-exchange-traded  forward  currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  2000 and December 31, 1999 mature through December 2000  and

September   2000,   respectively.   Off-exchange-traded   forward

currency

contracts  held by the Partnership at June 30, 2000 and  December

31,   1999   mature  through  September  2000  and  March   2000,

respectively.



The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts reflected in the Partnership's statements of financial condition.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


The  Partnership also has credit risk because DWR, MS & Co.,  and

MSIL   act   as   the   futures  commission  merchants   or   the

counterparties, with respect to most of the Partnership's assets.

Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, MS

& Co., and MSIL, each as a futures commission merchant for all of

the   Partnership's   exchange-traded  futures   contracts,   are

required,  pursuant  to  regulations  of  the  Commodity  Futures

Trading  Commission ("CFTC") to segregate from their own  assets,

and  for the sole benefit of their commodity customers, all funds held  by  them with respect to exchange-traded futures contracts,

including  an amount equal to the net unrealized gain  (loss)  on all  open  futures  contracts, which  funds,  in  the  aggregate,

totaled  $8,478,139 and $8,305,359 at June 30, 2000 and  December

31,  1999, respectively.  With respect to the Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain (loss) on  open forward  contracts  be segregated.  With respect  to  those  off-

exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all  of such contracts, to

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)


perform.  The Partnership has a netting agreement with MS  &  Co.

This agreement, which seeks to reduce both the Partnership's  and

MS  &  Co.'s  exposure  on off-exchange-traded  forward  currency contracts,  should  materially decrease the Partnership's  credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity -  The Partnership deposits its assets with DWR as non-

clearing  broker  and  MS & Co. and MSIL as clearing  brokers  in separate  futures trading accounts established  for  the  Trading

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



There  is  no limitation on daily price moves in trading  forward contracts  on  foreign  currency.  The  markets  for  some  world currencies  have low trading volume and are illiquid,  which  may prevent  the  Partnership from trading in potentially  profitable markets  or  prevent  the Partnership from  promptly  liquidating

unfavorable   positions  in  such  markets,  subjecting   it   to

substantial  losses.   Either of these  market  conditions  could

result in restrictions on redemptions.



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

Units.

Results of Operations

General.  The Partnership's results depend on its Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures  and forwards markets.  The following presents a  summary of  the  Partnership's operations for the quarter and six  months ended  June  30,  2000  and  1999, respectively,  and  a  general

discussion of its trading activities during each period.   It  is

important  to note, however, that the Trading Manager  trades  in various markets at different times and that prior activity  in  a particular market does not mean that such market will be actively traded  by  the  Trading Manager or will  be  profitable  in  the

future.   Consequently,  the  results  of   operations   of   the

Partnership are difficult to discuss other than in the context of its  Trading  Manager's  trading  activities  on  behalf  of  the

Partnership  as a whole and how the Partnership has performed  in the past.



For the Quarter and Six Months Ended June 30, 2000

For  the  quarter  ended June 30, 2000, the Partnership  recorded total trading revenues, including interest income of $305,012 and

posted  an  increase  in  Net Asset Value  per  Unit.   The  most

significant  gains  of approximately 9.7% were  recorded  in  the energy  markets  primarily  during May  from  long  positions  in natural  gas  futures as prices continued their upward  trend  on fears that inventory levels would remain low and that U.S. demand would outstrip production this summer, when inventories are

typically  refilled  for  the  winter.   Additional  gains   were

recorded during May and June from long futures positions in crude oil  and its related products as the previous upward movement  in oil prices re-emerged amid rising concerns regarding supplies and

production  levels.   In  the  agricultural  markets,  gains   of

approximately 1.1% were recorded primarily during June from short corn  futures positions as corn prices were pressured lower by  a damp  weather forecast in the U.S. Midwest.  In soft commodities,

gains  of approximately 0.4% were recorded primarily during  June from  short  coffee  futures positions as prices  decreased  amid continued  pressure  from  bearish technical  factors  and  large warehouse supplies.  These gains were partially offset by  losses of  approximately  6.3% recorded throughout  a  majority  of  the quarter  primarily  from long positions  in  U.S.  interest  rate futures  as  prices  declined  on  inflation  fears  provoked  by

stronger-than-forecasted U.S. economic data.   Losses  were  also

recorded  throughout  the  majority of  the  quarter  from  short positions in German bond futures as prices were pushed higher  by the  rise  in  U.S.  prices.  In the global stock  index  futures markets,  losses  of  approximately 1.6% were incurred  primarily during  April  from long positions in S&P 500  Index  futures  as fears  of  inflation negatively impacted domestic equity  prices.

In  the  currency  markets,  losses of  approximately  1.3%  were experienced  primarily  during April  and  early  May  from  long positions in the Japanese yen as its value weakened relative to the U.S. dollar amid fears of an additional Bank of Japan

intervention   and  as  Japanese  consumer  confidence   remained

sluggish.   In  the metals markets, losses of approximately  0.6%

were  recorded primarily during June from short aluminum  futures positions as prices increased on consumer and speculative buying.

Total  expenses  for the three months ended June  30,  2000  were

$171,714,  resulting in net income of $133,298.  The value  of  a

Unit  increased from $2,644.34 at March 31, 2000 to $2,689.07  at

June 30, 2000.



For  the six months ended June 30, 2000, the Partnership recorded total trading revenues, including interest income of $785,376 and

posted  an  increase  in  Net Asset Value  per  Unit.   The  most

significant  gains of approximately 14.9% were  recorded  in  the energy  markets  primarily  during May  from  long  positions  in natural  gas  futures as prices continued their upward  trend  on fears that inventory levels would remain low and that U.S. demand will  outstrip  production  this  summer,  when  inventories  are

typically  refilled  for  the  winter.   Additional  gains   were

recorded during February from long positions in crude oil futures as  prices  increased  due  to  a combination  of  cold  weather,

declining  inventories and increasing demand.   Oil  prices  also

increased during June in reaction to the dismissal by OPEC  of  a price  setting  mechanism and a promise of  a  modest  production increase. In the currency markets, gains of approximately 1.1% were recorded primarily during January from short positions in the  Swedish krona, the euro and the Swiss franc as the value  of these  European currencies weakened relative to the U.S.  dollar,

hurt  by  skepticism about Europe's economic outlook and lack  of support  from  European officials.  During  April,  profits  were recorded  from short positions in the euro as the  value  of  the

European  common currency dropped to record lows versus the  U.S.

dollar and British pound.  In the agricultural markets, gains  of approximately 1.0% were recorded primarily during June from short corn  futures positions as corn prices were pressured lower by  a

damp  weather  forecast in the U.S. Midwest.   These  gains  were

partially  offset  by  losses  of  approximately  7.5%   recorded

throughout  a majority of the second quarter from long  positions in  U.S.  interest rate futures as prices declined  on  inflation fears  provoked  by stronger-than-forecasted U.S. economic  data.

Losses  were also recorded throughout the majority of the  second quarter  from  short positions in German bond futures  as  prices were  pushed  higher by the rise in U.S. prices.  In  the  global stock  index futures markets, losses of approximately  2.9%  were incurred  throughout a majority of the first quarter  and  during

April  from  long positions in S&P 500 Index futures as  domestic stock  prices declined due to volatility in the technology sector and  fears  that  the  Federal Reserve will  be  forced  to  take aggressive  action to slow the economy.  In the  metals  markets,

losses of approximately 2.1% were experienced primarily from long positions in base metal futures as a previous upward price trend reversed  sharply lower during February in response  to  interest rate  hikes  across the globe.  During June, smaller losses  were

recorded   from  short  aluminum  futures  positions  as   prices

increased on consumer and speculative buying.  Total expenses for the  six  months ended June 30, 2000 were $374,528, resulting  in net  income  of  $410,848.  The value of a  Unit  increased  from

$2,556.25 at December 31, 1999 to $2,689.07 at June 30, 2000.



For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total trading revenues including interest income of $209,318 and,

after  expenses, posted a decrease in Net Asset Value  per  Unit.

The  most  significant net trading losses of  approximately  3.8%

were  experienced  in  the  metals markets  primarily  from  long positions  in  copper and aluminum futures as base metals  prices declined  significantly during late May amid  large  supply,  low demand and the possibility of a production cut in the near future

being  judged  unlikely.   During June,  additional  losses  were

incurred  in  this  market  complex  from  short  copper  futures positions  as  prices  moved higher due to a  drop  in  warehouse

stocks.   In  the global stock index futures markets,  losses  of

approximately 0.6% were recorded primarily during mid  April  and

May  from long S&P 500 Index futures positions as domestic equity prices  dropped  following stronger-than-expected Consumer  Price

Index  data and indications by the Federal Open Market  Committee that the U.S.

Federal  Reserve is shifting towards a tightening bias.   In  the

agricultural   markets,   losses  of  approximately   0.1%   were

experienced primarily from long corn futures positions as  prices regressed in early April in reaction to reports by the USDA  that the expected corn surplus will be one of the biggest in years and from  declining demand in the Asian markets.  These  losses  were partially offset by gains of approximately 2.0% recorded  in  the currency  markets  primarily during  April  and  May  from  short

Swedish  krona  positions as its value weakened versus  the  U.S.

dollar  on  speculation  as  to when Sweden  will  join  Europe's

Monetary Union and due to a decline in oil prices.  In the global interest  rate futures markets, gains of approximately 0.9%  were recorded primarily from long Japanese government bonds as  prices rallied  during April after the Japanese government  proposed  no new  economic spending plans and on comments by a Senior  Finance

Ministry  official that the supply-demand balance in  the  market will  deteriorate.  In soft commodities, gains  of  approximately

0.6%  were recorded primarily from short cotton futures positions as prices dropped in late June on reports of beneficial rainfalls across  the  Southeastern U.S.  In the energy markets,  gains  of approximately 0.6% were recorded primarily during April from long natural gas futures positions as prices climbed following reports of  an  increase  in  storage stocks that was  well-below  market expectations.  Total expenses for the three months ended June 30,

1999  were  $245,134, resulting in a net loss  of  $35,816.   The

value
of a Unit decreased from $2,653.01 at March 31, 1999 to $2,642.94 at June 30, 1999.



For  the six months ended June 30, 1999, the Partnership recorded total  trading  losses  net of interest income  of  $202,006  and posted  a  decrease  in  Net  Asset  Value  per  Unit.  The  most significant losses of approximately 4.3% were experienced in  the metals  markets primarily from long positions in copper and  zinc futures as base metals prices declined significantly in late  May amid large supply, low demand and the possibility of a production

cut  in  the  near  future being judged unlikely.   During  June,

additional losses were incurred in this market complex from short copper futures positions as prices moved higher due to a drop  in warehouse  stocks.  In the global interest rate futures  markets,

losses  of approximately 3.0% were recorded primarily from  short

Japanese  bond  futures positions throughout a  majority  of  the first  quarter as prices increased amid growing speculation  that the  Bank  of  Japan  may underwrite Japanese  government  bonds.

Fears  that  a  rise  in  Japanese bond yields  would  lead  many

Japanese  money  managers  to  repatriate  assets  from   foreign

investments  to  yen-denominated debt also pushed prices  higher.

Additional  losses were recorded during February and  March  from

short   German  government  bond  futures  positions  as   prices

increased on reports that Germany's industrial production  showed a sharp increase, creating hopes that Europe's biggest economy
could  be  strengthening.   In the currency  markets,  losses  of

approximately   2.2%   were  experienced  primarily   from   long

Australian  dollar positions throughout a majority of  the  first quarter  as its value dropped significantly relative to the  U.S.

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

In   the   global   stock  index  futures  markets,   losses   of

approximately  0.7% were experienced primarily  during  February,

mid-April  and May from long S&P 500 Index futures  positions  as domestic  equity prices moved lower on concerns that the  Federal

Reserve  may  raise  interest  rates  in  an  effort  to  control inflation, following stronger-than-expected Consumer Price  Index data and on indications by the Federal Open Market Committee that the  U.S. Federal Reserve is shifting towards a tightening  bias.

These  losses  were  partially offset by gains  recorded  in  the energy markets of approximately 2.8% primarily during March  from long  positions in crude and heating oil futures as prices  moved

significantly  higher  on  news  that  both  OPEC  and   non-OPEC

countries  had  reached  an agreement  to  cut  total  output  by approximately  two  million barrels a day  beginning  April  1st.

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



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicate  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by primary market risk category as of June 30, 2000 and 1999.  As of June 30, 2000 and 1999, the Partnership's total capitalization was approximately $8 million and $9 million, respectively.

      Primary  Market              June 30, 2000        June  30,
1999
     Risk Category              Value at Risk       Value at Risk

     Currency                      (1.46)%             (1.94)%

     Interest Rate                 (1.56)              (1.93)

     Commodity                     (1.75)              (0.93)

     Equity                        (0.08)              (0.50)

     Aggregate Value at Risk       (2.63)%             (3.12)%


Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.


The  table  above  represents the VaR of the  Partnership's  open positions  at June 30, 2000 and 1999 only and is not  necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the Partnership.  Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total

Net Assets for the four quarterly reporting periods from July  1,

1999 through June 30, 2000.

Primary Market Risk Category        High      Low      Average

Currency                           (1.94)%   (1.46)%    (1.74)%

Interest Rate                      (1.93)    (0.80)     (1.46)

Commodity                          (1.99)    (0.93)     (1.45)

Equity                             (1.16)    (0.08)     (0.62)


Aggregate Value at Risk            (3.27)%   (2.31)%    (2.83)%


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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate  basis  at June 30, 2000 and for the end  of  the  four quarterly  reporting periods from July 1, 1999 through  June  30,

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



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they  may represent are immaterial.  At June 30,  2000  the

Partnership's cash balance at DWR was approximately  97%  of  its total  Net  Asset Value.  A decline in short-term interest  rates will  result  in  a decline in the Partnership's cash  management income. This cash flow risk is not considered material.



Materiality,  as used throughout this section,  is  based  on  an assessment of reasonably possible market movements and any
associated   potential losses, taking into account the  leverage,

optionality and multiplier features of the Partnership's  market-

sensitive instruments.



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

The  following  were the primary trading risk  exposures  of  the

Partnership  as of June 30, 2000, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Currency. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing  relationships between different currencies and  currency

pairs.   Interest rate changes as well as political  and  general

economic   conditions   influence   these   fluctuations.     The

Partnership  trades  in  a large number of currencies,  including cross-rates - i.e., positions between two currencies  other  than

the   U.S.   dollar.   For  the  second  quarter  of  2000,   the

Partnership's  major exposures were in the euro currency  crosses and  outright U.S. dollar positions.  Outright positions  consist of  the U.S. dollar vs. other currencies.  These other currencies

include  the  major  and  minor  currencies.   Demeter  does  not

anticipate  that  the risk profile of the Partnership's  currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than dollars.



Interest Rate. The next largest market exposure at June 30,  2000 was in the interest rate complex.  Exposure was spread across

German  and  Japanese  interest  rate  sectors.   Interest   rate

movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value

of  its  stock  index  and  currency  positions.   Interest  rate

movements  in  one  country  as well as  relative  interest  rate movements  between countries materially impact the  Partnership's profitability.  The Partnership's primary interest rate  exposure is  generally to interest rate fluctuations in the United  States and  the  other  G-7  countries.  The G-7  countries  consist  of

France,   U.S.,  Britain,  Germany,  Japan,  Italy  and   Canada.

However,  the  Partnership also takes futures  positions  in  the

government  debt  of  smaller nations - e.g. Australia.   Demeter

anticipates  that G-7 and Australian interest rates  will  remain the  primary  interest rate exposure of the Partnership  for  the foreseeable future.  The changes in interest rates which have the most  effect  on  the Partnership are changes  in  long-term,  as opposed  to  short-term rates.  Most of the speculative  interest rate futures positions held by the Partnership are in medium-  to long-term  instruments.  Consequently, even a material change  in short-term  rates  would have little effect on  the  Partnership,

were the medium- to long-term rates to remain steady.



Commodity

Energy.  On June 30, 2000, the Partnership's energy exposure  was shared  primarily  by  futures contracts in  the  crude  oil  and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will  remain  high.  Significant profits and losses,  which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.



Metals.    The  Partnership's primary metals market  exposure  at

June  30  2000  was to fluctuations in the price of aluminum  and nickel.



Soft  Commodities  and  Agriculturals.  On  June  30,  2000,  the

Partnership had exposure in the corn, soybean, cotton and  coffee

markets.    Supply  and  demand  inequalities,   severe   weather

disruption  and  market expectations affect  price  movements  in these markets.



Equity.   Exposure to stock indices on June 30, 2000 was  limited

to a small position in the Nikkei stock index.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 2000:

Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances  at June 30, 2000 were in euros  and  Japanese

yen.   The  Partnership controls the non-trading  risk  of  these balances by regularly converting these balances back into dollars upon liquidation of the respective position.



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

                 PART II.    OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in  the  Partnership's Form 10-Q for the quarter ended March  31,

2000 and Form 10-K for the year ended December 31, 1999:



On  October  25,  1996,  the Market Surveillance  Committee  (the

"Committee")  of  the National Association of Securities  Dealers

("NASD")  filed  a formal complaint against MS &  Co.  and  seven current  and former traders, alleging violations of certain  NASD rules  relating  to manipulative and deceptive practices,  locked

and  crossed  markets, and failure to supervise.   Hearings  were

held  in  June  and July 1997.  On April 13, 1998  the  Committee

ruled  that  MS  &  Co.  and the seven  traders  had  engaged  in manipulative  and  deceptive practices and improperly  locked  or crossed  markets, but not that MS & Co. had failed  to  supervise its  traders.  The Committee levied a fine of $1,000,000 on MS  &

Co.,  a  fine of $100,000 and a 90-day suspension on one  of  its former  traders, and fines of $25,000 and 30-day  suspensions  on each of the remaining current and former traders.  On January 18,

2000  the National Adjudicatory Council, which heard the  appeal,

issued a ruling which upheld the Committee's April 1998 decision,

however,  the  National Adjudicatory Council reduced  the  firm's fine to $495,000,
reversed  all previously imposed suspensions against the traders,

reduced  the fine for each of six traders to $2,500 and dismissed all charges against the seventh trader.



On  January  11,  1999,  the Securities and  Exchange  Commission

brought an action against 28 NASDAQ market makers, including MS &

Co.,  and  51 individuals, including one current and  one  former trader  employed  by MS & Co., for certain conduct  during  1994.

The  core  of  the charges against MS & Co. concerns improper  or undisclosed  coordination  of price  quotes  with  other  broker-

dealers  and  related  reporting, recordkeeping  and  supervisory deficiencies  in violation of Sections 15(b)(4)(E), 15(c)(1)  and

(2)  and  17(a) of the Securities Exchange Act and Rules  15c1-2,

15c2-7  and  17a-3 promulgated thereunder.  Without admitting  or denying  the charges, MS & Co. consented to the entry of a  cease and  desist  order  and  to the payment of  a  civil  penalty  of

$350,000,  disgorgement of $4,170 and to submit  certain  of  its procedures to an independent consultant for review.  In addition,

one  current and one former trader employed by MS & Co.  accepted suspensions  of less than two months each and were fined  $25,000 and $30,000 respectively.



Item 5.   OTHER INFORMATION

Effective July 1, 2000, Lewis A. Raibley, III resigned  as  Chief

Financial Officer and a Director of Demeter and DWFCM.  Effective

July 10, 2000, Raymond E. Koch replaced Lewis A. Raibley, III  as

Chief Financial Officer of Demeter.


Item 6.   Exhibits and Reports on Form 8-K

(A)   Exhibits

3.01  Limited Partnership Agreement of the Partnership, dated  as
of   October  28,  1988  incorporated  by  reference  to  Exhibit
3.01   and   Exhibit  3.02  of  the  Partnership's   Registration
Statement on Form S-1. (File no. 24662).

10.01 Management Agreement among the Partnership, Demeter Management Corporation and Dean Witter Futures & Currency
     Management Inc. dated as of October 28, 1988 incorporated   by
     reference    to   Exhibit   10.02   of   the   Partnership's
     Registration Statement on Form S-1. (File No. 24462)

10.03  Amended  and  Restated  Customer  Agreement  dated  as  of
December        1, 1997, between the Partnership and Dean  Witter
Reynolds          Inc.  is incorporated by reference  to  Exhibit
10.03 of the         Partnership's quarterly report on Form  10-Q
for the quarter       ended March 31, 2000, File No. 0-17446

10.04  Customer Agreement dated as of December 1,  1997,  between
the        Partnership,  Carr  Futures,  Inc.,  and  Dean  Witter
Reynolds          Inc.  is incorporated by reference  to  Exhibit
10.04 of the         Partnership's quarterly report on Form  10-Q
for the quarter       ended March 31, 2000, File No. 0-17446

10.05 International Foreign Exchange Master Agreement dated as of August 1, 1997, between the Partnership and Carr Futures,
Inc. is incorporated by reference to Exhibit 10.05 of the Partnership's quarterly report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-17446

10.06      Customer  Agreement, dated as of May 1,  2000  between
     Morgan  Stanley & Co. Incorporated, the Partnership and Dean
     Witter Reynolds Inc. is filed herewith.

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




                            Dean Witter Diversified Futures
                             Fund II L.P. (Registrant)

                            By: Demeter Management Corporation
                               (General Partner)

August 11, 2000             By:/s/Raymond E. Koch      __________
                                  Raymond E. Koch
                                  Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.