Form 10-Q
period 2000-09-30
WITTER DEAN DIVERSIFIED FUTURES FUND II L P
filed 2000-11-13
CIK 839945

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000 or

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

                     September 30, 2000



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 2000
     (Unaudited) and December 31, 1999.....................2

     Statements of Operations for the Quarters Ended
     September 30, 2000 and 1999 (Unaudited)...............3

     Statements of Operations for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)...............4

     Statements of Changes in Partners' Capital for the
        Nine Months ended September 30, 2000 and 1999
     (Unaudited)...........................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)...............6

        Notes to Financial Statements (Unaudited)..........7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..13-24

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk....................................24-35

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................36

Item 6. Exhibits and Reports on Form 8-K...............36-37


                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                    September 30,     December 31
,

2000                                 1999
                                         $                $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                               6,330,483       8,042,490

   Net   unrealized   gain   on  open  contracts   (MS   &   Co.)
707,301                                      -
    Net    unrealized    gain    on   open    contracts    (MSIL)
81,279                                      -
    Net    unrealized    gain    on   open    contracts    (Carr)
-                         293,674

  Total  net  unrealized gain on open contracts    788,580     29
3,674

 Total Trading Equity               7,119,063       8,336,164

Interest receivable (DWR)              28,412          29,570

 Total Assets                       7,147,475       8,365,734


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                  293,050        291,006
 Accrued management fees  (DWFCM)      17,869          20,914

 Total Liabilities                     310,919        311,920


Partners' Capital

 Limited Partners (2,651.265  and
  3,046.638 Units, respectively)    6,578,504       7,787,964
 General Partner (104 Units)          258,052         265,850

 Total Partners' Capital            6,836,556       8,053,814

 Total Liabilities and Partners' Capital   7,147,475  8,365,734


NET ASSET VALUE PER UNIT            2,481.27         2,556.25

          The accompanying notes are an integral part of these financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                        2000        1999
                                          $            $
REVENUES
 Trading profit (loss):
                                                         Realized
 (1,538,340)                                332,256           Net
 change in unrealized               997,310      54,322
      Total Trading Results        (541,030)    386,578
    Interest Income (DWR)             88,751       86,101
      Total Revenues               (452,279)     472,679

EXPENSES

      Brokerage   commissions   (DWR)         87,379      145,655
Management    fees   (DWFCM)                  53,696       69,274
Transaction fees and costs             3,746         9,706

Total Expenses                       144,821    224,635

NET INCOME (LOSS)                  (597,100)      248,044

NET INCOME (LOSS) ALLOCATION

      Limited   Partners                 (575,489)        240,528
 General Partner                   (21,611)        7,516

NET INCOME (LOSS) PER UNIT

           Limited        Partners                       (207.80)
 72.28                                         General    Partner
 (207.80)                             72.28



          The accompanying notes are an integral part of these financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                             For the Nine Months Ended September 30,


                                        2000        1999
                                          $            $
REVENUES
 Trading profit (loss):
                                                         Realized
(430,132)                                               (224,879)
Net change in unrealized             494,906     236,302
            Total      Trading      Results                64,774
11,423
    Interest Income (DWR)            268,323    259,250
      Total Revenues                 333,097      270,673


EXPENSES

      Brokerage   commissions  (DWR)        324,112       454,511
Management   fees   (DWFCM)                175,098        216,700
Transaction fees and costs            20,139      32,841
                  Incentive              fee              (DWFCM)
-                                                 (3,716)
       Total Expenses                519,349    700,336

NET LOSS                           (186,252)    (429,663)

NET LOSS ALLOCATION

      Limited   Partners                 (178,454)      (418,302)
General Partner                      (7,798)     (11,361)

NET LOSS PER UNIT

       Limited    Partners                   (74.98)     (109.23)
General Partner                      (74.98)   (109.23)

          The accompanying notes are an integral part of these financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 2000 and 1999
                          (Unaudited)





                           Units of
                          PartnershipLimited  General
                          Interest   Partners Partner    Total


Partners' Capital,
  December 31, 1998                                         3,744.082     $10,281,223
$293,743       $10,574,966

Net Loss                       -    (418,302)(11,361)    (429,663)

Redemptions                     (479.603)             (1,281,540)
-                (1,281,540)

Partners' Capital,
  September 30, 1999      3,264.479 $8,581,381         $282,382    $8,863,763



Partners' Capital,
  December 31, 1999      3,150.638 $7,787,964 $265,850 $8,053,814

Net  Loss                       -     (178,454)    (7,798)      (
186,252)

Redemptions                     (395.373)             (1,031,006)
-                (1,031,006)

Partners' Capital,
  September 30, 2000      2,755.265 $6,578,504         $258,052     $6,836,556













           The accompanying notes are an integral part of these financial statements.



          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                            For the Nine Months Ended September 30,

                                       2000           1999
                                          $             $


CASH FLOWS FROM OPERATING ACTIVITIES
   Net   loss                            (186,252)              (
429,663)
 Noncash item included in net loss:
      Net  change  in  unrealized         (494,906)             (
236,302)
 (Increase) decrease in operating assets:
         Interest      receivable      (DWR)                1,158
4,289
                     Due                 from                 DWR
-                                     (2,176)

 Decrease in operating liabilities:
     Accrued management fees (DWFCM)   (3,045)            (3,840)
Accrued             incentive             fee             (DWFCM)
-                                                  (3,871)
   Net   cash   used   for   operating   activities     (683,045)
(671,563)

CASH FLOWS FROM FINANCING ACTIVITIES

          Increase         in         redemptions         payable
2,044                        182,835                            R
edemptions        of       Units                      (1,031,006)
(1,281,540)
   Net   cash   used   for  financing  activities     (1,028,962)
(1,098,705)
   Net  decrease  in  cash              (1,712,007)             (
1,770,268)
     Balance     at    beginning    of    period        8,042,490
10,606,680
     Balance     at    end    of    period              6,330,483
8,836,412






          The accompanying notes are an integral part of these financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)

The unauditied financial statements contained herein include,  in the  opinion of management, all adjustments necessary for a  fair presentation of the results of operations and financial condition

of   Dean   Witter  Diversified  Futures  Fund   II   L.P.   (the

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



3.  Financial Instruments

The Partnership trades commodity futures and forward contracts on physical commodities and other commodity interests.  Futures  and

forwards   represent  contracts  for  delayed  delivery   of   an

instrument  at  a  specified date and  price.  Risk  arises  from changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate volatility.



In  June  1998, the Financial Accounting Standards Board ("FASB")

issued  Statement of Financial Accounting Standard  ("SFAS")  No.

133, "Accounting for Derivative Instruments and Hedging

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


Activities" effective for fiscal years beginning after  June  15,

2000,  as  amended by SFAS No. 137. The Partnership  adopted  the provisions  of SFAS No. 133 beginning with the fiscal year  ended

December  31,  1998.  SFAS No. 133 superceded SFAS Nos.  119  and

105,  which  required  the disclosure of average  aggregate  fair values  and contract/notional values, respectively, of derivative financial  instruments for an entity that carries its  assets  at fair  value.  SFAS No. 133 was further amended by SFAS  No.  138,

which  clarifies issues surrounding interest rate  risk,  foreign currency  denominations,  normal  purchases  and  sales  and  net hedging.  The application of SFAS No. 133, as amended by SFAS No.

137,  did  not  have  a significant effect on  the  Partnership's financial  statements, nor will the application of the provisions of  SFAS  No.  138 have a significant effect on the Partnership's financial statements.



SFAS  No.  133 defines a derivative as a financial instrument  or

other   contract   that   has  all   three   of   the   following

characteristics:

  1)    One  or  more  underlying  notional  amounts  or  payment

     provisions;

2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



  3)   Terms require or permit net settlement.



Generally derivatives include futures, forwards, swaps or  option

contracts,   or   other   financial  instruments   with   similar

characteristics such as caps, floors and collars.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled  $788,580  and

$293,674   at   September  30,  2000  and  December   31,   1999,

respectively.



Of  the  $788,580  net  unrealized  gain  on  open  contracts  at

September  30, 2000, $222,625 related to exchange-traded  futures contracts  and  $565,955  related to off-exchange-traded  forward currency contracts.



Of the $293,674 net unrealized gain on open contracts at December

31,  1999,  $262,869 related to exchange-traded futures contracts and  $30,805  related  to  off-exchange-traded  forward  currency contracts.

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



Exchange-traded  futures contracts held  by  the  Partnership  at

September 30, 2000 and December 31, 1999 mature through  December

2001   and   September  2000,  respectively.  Off-exchange-traded

forward  currency contracts held by the Partnership at  September

30,  2000 and December 31, 1999 mature through November 2000  and

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

          DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)




an  amount  equal to the net unrealized gain on all open  futures contracts, which funds, in the aggregate, totaled $6,553,108  and

$8,305,359  at  September  30,  2000  and  December   31,   1999,

respectively.   With  respect to the Partnership's  off-exchange-

traded forward currency contracts, there are no daily settlements of  variations  in  value nor is there any  requirement  that  an amount equal to the net unrealized gain on open forward contracts be segregated.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability  of

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

Units.

Results of Operations

General.  The Partnership's results depend on its Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures  and forwards markets.  The following presents a  summary of  the Partnership's operations for the quarters and nine months ended  September 30, 2000 and 1999, respectively, and  a  general

discussion of its trading activities during each period.   It  is

important  to note, however, that the Trading Manager  trades  in various markets at different times and that prior activity  in  a particular market does not mean that such market will be actively traded  by  the  Trading Manager or will  be  profitable  in  the

future.   Consequently,  the  results  of   operations   of   the

Partnership are difficult to discuss other than in the context of its  Trading  Manager's  trading  activities  on  behalf  of  the

Partnership  as a whole and how the Partnership has performed  in the past.



For the Quarter and Nine Months Ended September 30, 2000

For  the  quarter  ended  September  30,  2000,  the  Partnership recorded  total trading losses net of interest income of $452,279

and  posted  a  decrease in Net Asset Value per Unit.   The  most

significant  losses of approximately 3.8% were  recorded  in  the energy  markets primarily during July from long futures positions in  crude  oil  as prices reversed lower amid growing  conviction that Saudi Arabia would follow through with a pledge to boost production. Additional losses were experienced during July and

August  from  long  positions in natural gas  futures  as  prices retreated on higher-than-expected inventory numbers, mild weather and  technical  selling attributed to the decline  in  crude  oil

prices.   In soft commodities, losses of approximately 3.1%  were

incurred primarily during July from previously established  short positions  and  subsequent long positions in  coffee  futures  as prices traded in an extremely volatile pattern on weather related concerns  for Brazil.  Additional losses were recorded  primarily during  July  from  short positions in cotton futures  as  prices moved  higher amid fears that the dryness and heat in Texas would slash  the  size of the U.S. crop.  In the global interest  rates futures  markets,  losses of approximately 2.8% were  experienced primarily  during  September  from short  positions  in  Japanese interest  rate futures as bond prices surged as investors  sought refuge  from  declining  stock prices  in  the  U.S.  and  Japan.

Additional losses were recorded from long positions in Australian interest rate futures as prices declined mirroring a drop in U.S.

Treasury  prices.   In  the global stock index  futures  markets,

losses of approximately 2.0% were recorded during late July  from long  positions  in S&P 500 Index futures as prices  declined  on fears  of  additional interest rate hikes in the U.S. and  Europe and during September due to jitters in the technology industry as

well  as  from an overall concern regarding the oil markets.   In

the  metals  markets, losses of approximately 0.1% were  recorded throughout a majority of the quarter from long aluminum futures
positions  as  prices  declined  amid  currency  and  oil   price

fluctuations  and on fears that the global economy could  be  set for  a  growth  slowdown.  These losses were mitigated  by  gains recorded primarily during mid-September from long copper  futures positions  as  prices rose higher due to a rise in  COMEX  copper stocks.  A portion of the Partnership's overall losses was offset by  gains of approximately 3.6% recorded in the currency  markets primarily  during  September from short  positions  in  the  euro relative  to the British pound as prices were pushed lower  on  a

lack  of  European  support for the common currency.   Additional

gains  were  recorded  during July and  September  from  a  short

Japanese  yen  position  as its value weakened  versus  the  U.S.

dollar on a weaker Japanese stock market, corporate failures  and overall strengthening of the U.S dollar.  Total expenses for  the three months ended September 30, 2000 were $144,821, resulting in a  net  loss  of  $597,100.  The value of a Unit  decreased  from

$2,689.07 at June 30, 2000 to $2,481.27 at September 30, 2000.



For  the  nine  months ended September 30, 2000, the  Partnership recorded  total  trading revenues, including interest  income  of

$333,097  and,  after expenses, posted a decrease  in  Net  Asset

Value  per  Unit.   The most significant losses of  approximately

10.2%  were recorded in the global interest rate futures  markets primarily throughout a majority of the second quarter, as well as during  July,  from  short positions in German  bund  futures  as prices were pushed higher by a rise in U.S. prices.  Additional
losses   were  incurred  primarily  during  February  from   long

positions in Japanese government bond futures as prices decreased in  response  to the yen's weakness and the perception  in  Japan that, despite a zero interest rate policy, 10-year interest rates are  too  low.  During September, losses were also recorded  from short  positions in Japanese interest rate futures as bond prices surged as investors sought refuge from declining stock prices  in the  U.S.  and Japan.  In the global stock index futures markets,

losses  of approximately 4.8% were incurred throughout a majority of  the  first quarter and during April, late July and  September from  long  positions in S&P 500 Index futures as domestic  stock prices  declined due to volatility in the technology  sector  and fears  that the Federal Reserve will be forced to take aggressive action  to  slow  the  economy.  In soft commodities,  losses  of approximately 3.4% were incurred primarily during July from short positions  in  cotton futures as prices moved higher  amid  fears that  the dryness and heat in Texas would slash the size  of  the

U.S.  crop.  In the metals markets, losses of approximately  2.2%

were  recorded  throughout a majority of the third  quarter  from long  aluminum futures positions as prices declined amid currency and  oil  price fluctuations and on fears that the global economy

could   be  set  for  a  growth  slowdown.   A  portion  of   the

Partnership's overall losses was offset by gains of approximately

11.3%  recorded in the energy markets primarily during  May  from long  positions in natural gas futures as prices continued  their upward trend on fears that inventory levels remain low and that

U.S.  demand  will  outstrip production.  Additional  gains  were recorded during February from long positions in crude oil futures as  prices  increased  due  to  a combination  of  cold  weather,

declining  inventories and increasing demand.   Oil  prices  also

increased during June in reaction to the dismissal by OPEC  of  a price setting mechanism and a promise of only a modest production

increase.   In the currency markets, gains of approximately  4.6%

were  recorded  primarily during March, April and September  from short  positions in the euro as the value of the European  common currency weakened versus the U.S. dollar and British pound  on  a

lack  of  European  support.   Offsetting  currency  losses  were

experienced  during  March  as the  value  of  the  Japanese  yen reversed  higher  versus the U.S. dollar, despite  dollar  buying intervention  by the Bank of Japan on two occasions  during  that

month.   During  April  and  early May,  additional  losses  were

recorded  from long positions in the Japanese yen  as  its  value weakened  relative to the U.S. dollar amid fears of an additional

Bank  of  Japan intervention and as Japanese consumer  confidence

remained  sluggish.   In  the  agricultural  markets,  gains   of

approximately 1.3% were recorded primarily during June  and  July from  short corn futures positions as corn prices were  pressured lower  by  a  damp  weather forecast in the U.S.  Midwest.  Total expenses  for  the  nine  months ended September  30,  2000  were

$519,349,  resulting in a net loss of $186,252.  The value  of  a

Unit  decreased from $2,556.25 at December 31, 1999 to  $2,481.27 at September 30, 2000.

For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total  trading revenues including  interest  income  of

$472,679 and posted an increase in Net Asset Value per Unit.  The most significant gains of approximately 5.7% were recorded in the metals  markets  primarily from short gold futures  positions  as prices  dropped  during early July amid disappointment  over  low prices  at the U.K. auction.  Newly established long gold futures positions  also produced gains as prices skyrocketed due  to  the results of the Bank of England's second gold auction on September

21  and  the  announcement of a plan by several European  central banks  to  restrict sales of their gold reserves for five  years.

Additional  gains were recorded during August from long  aluminum futures  positions  as  prices  increased  on  bullish  technical factors and speculative buying.  In the energy markets, gains  of approximately  3.7% were recorded primarily from long  crude  oil futures positions as oil prices moved higher after OPEC ministers confirmed  that  they  would uphold their global  cutbacks  until

April  of next year.  These gains were partially offset by losses of  approximately  3.7%  recorded in  the  global  interest  rate futures  markets  primarily from short Australian  interest  rate futures  positions as prices increased during July and August  on the  temporary  strength  in U.S. bonds and  weaker-than-expected business spending data out of Australia.  Additional losses  were recorded  from  short  U.S. interest rate  futures  positions  as domestic bond prices moved temporarily higher on the release of benign inflation data and diminished fears of another interest rate  increase by the Federal Reserve.  Offsetting gains resulted from  short  positions in German bond futures as prices  declined during July on comments by Bundesbank President designate Welteke that  he has started to see signs of a resurgence in the European

economy.   In the currency markets, losses of approximately  1.1%

were  experienced  early  in  the  quarter  primarily  from  long

Australian dollar positions as its value weakened versus the U.S.

dollar  due  to  depressed  commodities prices,  emerging  market concerns and on-going talks that China may eventually devalue its

currency.   Newly  established short positions in  this  currency

resulted  in  additional  losses during September  as  its  value strengthened relative to the U.S. dollar following the  rally  in gold prices.  Losses were also experienced from long positions in the  euro  and  the Swiss franc as the value of these  currencies declined  sharply versus the U.S. dollar on September  10  as  an intervention  by  the Bank of Japan temporarily strengthened  the

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

$270,673  and,  after expenses, posted a decrease  in  Net  Asset

Value  per  Unit.   The most significant losses of  approximately

6.2% were experienced in the global interest rate futures markets primarily  from short Australian interest rate futures  positions as  prices  increased  during July and August  on  the  temporary strength in U.S. bonds and weaker-than-expected business spending data  out  of  Australia.  Additional losses were  recorded  from short  Japanese bond futures positions as prices increased during the first quarter amid growing speculation that the Bank of Japan may  underwrite  Japanese government bonds and during  the  third quarter on the strength of the Japanese yen and expectations that

additional  monetary easing in that country will  come.   In  the

currency  markets,  losses of approximately  3.1%  were  recorded throughout  a majority of the first quarter primarily  from  long

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

U.S.  dollar  due  to  continued optimism over  Japan's  economic

recovery.   In the global stock index futures markets, losses  of

approximately  1.5% were experienced primarily  during  February,

mid  April  and May from long S&P 500 Index futures positions  as domestic  equity prices moved lower on concerns that the  Federal

Reserve  may  raise  interest  rates  in  an  effort  to  control

inflation.   These  losses  were partially  offset  by  gains  of

approximately  6.0%  recorded  in the  energy  markets  primarily during March from long positions in crude and heating oil futures as  prices moved significantly higher on news that both OPEC  and non-OPEC  countries had reached an agreement to cut total  output beginning  April 1st.  Gains were also recorded during the  third quarter  after  OPEC ministers confirmed that they  would  uphold their  global cutbacks until April of next year.  In  the  metals markets, gains of approximately 0.7% were recorded primarily from short  gold  futures positions as prices dropped to 20-year  lows during early July amid disappointment over low prices at the U.K.

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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary  market risk category as of September  30,  2000  and

1999.  As of September 30, 2000 and 1999, the Partnership's total capitalization  was  approximately $7  million  and  $9  million,

respectively.

      Primary  Market       September 30, 2000     September  30,
1999
     Risk Category          Value at Risk         Value at Risk

     Currency                  (2.78)%                 (1.73)%

     Commodity                 (2.40)                  (1.42)

     Interest Rate             (0.57)                  (0.88)

     Equity                       -                    (0.17)

     Aggregate Value at Risk   (3.28)%                 (2.44)%

Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 2000  and  1999  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership.  Because the Partnership's only  business  is the speculative trading of futures  interests,

the composition of its trading portfolio can change significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total

Net  Assets for the four quarterly reporting periods from October

1, 1999 through September 30, 2000.

Primary Market Risk Category        High      Low      Average

Currency                           (2.78)%   (0.79)%    (1.66)%

Commodity                          (2.40)    (0.80)     (1.74)

Interest Rate                      (1.56)    (0.22)     (0.98)

Equity                             (1.16)    (0.08)     (0.47)

Aggregate Value at Risk            (3.28)%   (1.24)%    (2.60)%

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

Partnership's open positions thus creates a "risk  of  ruin"  not typically found in other investments.  The relative size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above,  as well as the past performance of the Partnership,  give no  indication  of  such "risk of ruin". In  addition,  VaR  risk

measures   should  be  viewed  in  light  of  the   methodology's

limitations, which include the following:

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at September 30, 2000 and 1999 and for the end of the four quarterly reporting periods from October 1, 1999 through

September  30, 2000.  Since VaR is based on historical data,  VaR should  not  be viewed as predictive of the Partnership's  future financial  performance or its ability to manage or monitor  risk.

There can be no assurance that the Partnership's actual losses on a  particular day will not exceed the VaR amounts indicated above or  that  such losses will not occur more than 1 in  100  trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they may represent are immaterial.  At September  30,  2000 the  Partnership's cash balance at DWR was approximately  86%  of its  total  Net  Asset  Value.  A decline in short-term  interest rates
will  result  in  a decline in the Partnership's cash  management income. This cash flow risk is not considered material.



Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  the potential  losses caused by such movements, taking  into  account

the   leverage,  optionality  and  multiplier  features  of   the

Partnership's market-sensitive instruments.



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



The  following  were the primary trading risk  exposures  of  the

Partnership at September 30, 2000 by market sector.   It  may  be

anticipated,  however,  that  these market  exposures  will  vary materially over time.



Currency.   The  Partnership's currency exposure is  to  exchange

rate  fluctuations,  primarily  fluctuations  which  disrupt  the historical pricing relationships between different currencies and currency  pairs.  Interest rate changes as well as political  and

general  economic  conditions influence these fluctuations.   The

Partnership  trades  in  a large number of currencies,  including cross-rates - i.e., positions between two currencies  other  than the  U.S. dollar.  At September 30, 2000, the Partnership's major exposures  were  in the euro currency crosses and  outright  U.S.

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



Commodity

Metals.   The Partnership's second largest exposure at  September

30,  2000  was in the metals complex. This included positions  in aluminum, copper and gold. Prices in these markets are influenced by  general economic conditions, warehouse stocks and in the case of gold, central bank sales.



Energy.   At September 30, 2000 the Partnership's energy exposure

was  in  futures  contracts  in the natural  gas  market.   Price

movement  in  this market results from political developments  in

the   Middle   East,   weather  patterns   and   other   economic

fundamentals.  It is possible that volatility will  remain  high.

Significant  profits and losses, which have been  experienced  in the  past,  are  expected to continue to be experienced  in  this market.  Natural gas has exhibited volatility in prices resulting from  weather  patterns  and supply and demand  factors  and  may continue in this choppy pattern.



Soft Commodities and Agriculturals.  At  September 30, 2000   the

Partnership had exposure in the corn, cotton and coffee  markets.

Supply  and  demand inequalities, severe weather  disruption  and market expectations affect price movements in these markets.

Interest  Rate.  The third largest market exposure  at  September

30,  2000 was in the interest rate complex.  Exposure was  spread

across   United  States  and  Japanese  interest  rate   sectors.

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

e.g.  Australia.   Demeter anticipates that  G-7  and  Australian

interest rates will remain the primary interest rate exposure  of

the  Partnership  for  the foreseeable future.   The  changes  in

interest  rates  that  have the most significant  effect  on  the

Partnership are changes in short to intermediate term as  opposed to  long  term  rates  as  most of  the  positions  held  by  the

Partnership are in short term and medium term instruments.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership at September 30, 2000:

Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances at September 30, 2000 were  in  Japanese  yen.

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

                 PART II.    OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

Please  refer  to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-Q(s) for the quarters ended March 31,  2000 and  June 30, 2000 and Form 10-K for the year ended December  31,

1999.


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

10.05 International Foreign Exchange Master Agreement dated as of August 1, 1997, between the Partnership and Carr Futures,
Inc. is incorporated by reference to Exhibit 10.05 of the Partnership's quarterly report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-17446

10.06 Customer Agreement, dated as of May 1, 2000 between Morgan Stanley & Co. Incorporated, the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit
     10.06 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, (File No. 0-17446).

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




                            Dean Witter Diversified Futures
                             Fund II L.P. (Registrant)

                            By: Demeter Management Corporation
                               (General Partner)

November 14, 2000           By:/s/Raymond E. Koch
                                  Raymond E. Koch
                                  Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.