Form 10-Q
period 2003-06-30
WITTER DEAN DIVERSIFIED FUTURES FUND II L P
filed 2003-08-12
CIK 839945

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2003




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2003
 		(Unaudited) and December 31, 2002..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2003 and 2002 (Unaudited).........................3

		Statements of Operations for the Six Months Ended
		June 30, 2003 and 2002 (Unaudited).........................4

		Statements of Changes in Partners? Capital for the
	  Six Months Ended June 30, 2003 and 2002 (Unaudited)........5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2003 and 2002 (Unaudited).........................6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................22-34

Item 4.	Controls and Procedures................................35


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................36

Item 5.	Other Information......................................36

Item 6.	Exhibits and Reports on Form 8-K....................36?38





       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
	STATEMENTS OF FINANCIAL CONDITION
	     June 30,	December 31,
	       2003     	        2002
	      $	 $
	    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash		9,156,037 	8,415,187

	Net unrealized gain on open contracts (MS&Co.)	 204,302	1,195,269
	Net unrealized loss on open contracts (MSIL)	    (167,471)	   (206,630)

	Total net unrealized gain on open contracts	       36,831	    988,639

		Total Trading Equity	 9,192,868	9,403,826

Interest receivable (Morgan Stanley DW)	6,369	        7,278
Due from Morgan Stanley DW					            219 		     ?

		Total Assets	   9,199,456	 9,411,104

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

	Redemptions payable	 500,919	41,293
	Accrued management fees (MSFCM)	 22,998	23,527
      Accrued incentive fees (MSFCM)				     ?                279,771

		Total Liabilities	     523,917	    344,591

Partners? Capital

	Limited Partners (2,034.834 and
	  2,168.038 Units, respectively)	8,399,589 	8,651,504
	General Partner (66.850 and
	  104.000 Units, respectively)	      275,950	    415,009

		Total Partners? Capital	  8,675,539	 9,066,513

		Total Liabilities and Partners? Capital	   9,199,456	 9,411,104


NET ASSET VALUE PER UNIT	  4,127.90	   3,990.48

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended June 30,

	           2003     	     2002
				                                                                                              $	$
REVENUES
	Trading profit (loss):
		Realized	(374,428) 	(70,295)
		Net change in unrealized	    (127,263)	  1,743,746

			Total Trading Results 	(501,691) 	1,673,451

	Interest income (Morgan Stanley DW)	       22,084	       27,595

			Total	    (479,607)	  1,701,046


EXPENSES
	Brokerage commissions (Morgan Stanley DW)	135,196 	110,381
	Management fees (MSFCM)	 75,592	62,904
	Transaction fees and costs	6,569	         5,534
	Incentive fees (MSFCM)	         ?       	     203,374

			Total	     217,357	     382,193


NET INCOME (LOSS)	   (696,964)	  1,318,853


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(676,005) 	1,262,991
	General Partner	 (20,959)	55,862


NET INCOME (LOSS) PER UNIT

	Limited Partners	(313.52) 	537.13
	General Partner	 (313.52)	537.13

	The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Six Months Ended June 30,

	             2003     	     2002
				                                                                                               $	$
REVENUES
	Trading profit (loss):
		Realized	1,848,802 	431,629
		Net change in unrealized	   (951,808) 	  1,396,588

			Total Trading Results 	 896,994	1,828,217

	Interest income (Morgan Stanley DW)	        45,881	       54,898

			Total	      942,875	  1,883,115


EXPENSES
	Brokerage commissions (Morgan Stanley DW)	269,330 	202,172
	Incentive fees (MSFCM)	 178,017	224,423
	Management fees (MSFCM)	 156,141	122,022
	Transaction fees and costs	        11,794	         9,930

			Total	       615,282	     558,547


NET INCOME	      327,593	  1,324,568


NET INCOME ALLOCATION

	Limited Partners	301,652 	1,268,467
	General Partner	 25,941	56,101


NET INCOME PER UNIT

	Limited Partners	 137.42	539.43
	General Partner	 137.42	539.43



	The accompanying notes are an integral part of these financial statements.

       <table>
	DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2003 and 2002
	(Unaudited)



	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners? Capital,
   December 31, 2001	2,493.009	7,485,348	325,857	7,811,205

Net Income	?	1,268,467	56,101	1,324,568

Redemptions	     (172.466)	     (613,179)	       ?     	     (613,179)

Partners? Capital,
   June 30, 2002	   2,320.543	   8,140,636	   381,958	   8,522,594





Partners? Capital,
	December 31, 2002	2,272.038	8,651,504	415,009	             9,066,513

Net Income	?	301,652	25,941 	               327,593

Redemptions	  (170.354)	(553,567)	  (165,000)	  (718,567)

Partners? Capital,
	June 30, 2003	  2,101.684	  8,399,589	  275,950	 8,675,539













The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2003     	      2002
	      $	     $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income		327,593 	1,324,568
Noncash item included in net income:
	Net change in unrealized	 951,808	(1,396,588)

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)	909 	261
	Due from Morgan Stanley DW	(219)	?

Increase (decrease) in operating liabilities:
	Accrued management fees (MSFCM)	         (529)	         2,989
	Accrued incentive fees (MSFCM)	    (279,771) 	    192,687

Net cash provided by operating activities	     999,791 	     123,917


CASH FLOWS FROM FINANCING ACTIVITIES

Increase in redemptions payable	 459,626	288,335
Redemptions of Units	     (718,567) 	    (613,179)

Net cash used for financing activities	   (258,941) 	    (324,844)

Net increase (decrease) in cash	740,850 	(200,927)

Balance at beginning of period	   8,415,187	  7,965,887

Balance at end of period	   9,156,037 	  7,764,960





	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2003

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

1.  Organization
Dean Witter Diversified Futures Fund II L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures and forward contracts on physical commodities, and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, ?futures interests?).

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). The trading manager is Morgan Stanley Futures & Currency
       DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Management Inc.(?MSFCM? or the ?Trading Manager?). Demeter, Morgan Stanley DW, MS & Co., MSIL and MSFCM are wholly-owned subsidiaries of Morgan Stanley.

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

3.  Financial Instruments
The Partnership trades futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.
       DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No.133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally, derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

       DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the statements of financial condition, and their longest contract maturities were as follows:

                     Net Unrealized Gains (Losses)
                       on Open Contracts                 Longest Maturities

	Exchange-	Off-Exchange-		        Exchange-  Off-Exchange-
   Date	  Traded  	  Traded  	  Total  	 Traded  	  Traded
	$	$	$

Jun. 30, 2003    (252,411)	     289,242       36,831    Mar. 2005     Sep. 2003
Dec. 31, 2002	185,108	803,531	988,639	    Sep. 2004	Apr. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership?s statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership?s assets. Exchange-traded futures contracts are marked to market on a daily basis with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures contracts,

       DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

are required, pursuant to regulations of the Commodity Futures



Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains (losses) on all open futures contracts, which funds, in the aggregate, totaled $8,903,626 and $8,600,295 at June 30, 2003 and December 31, 2002,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.



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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investment in futures and forwards in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time. The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership?s liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day and the value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership?s results depend on its Trading Manager and the ability of the Trading Manager?s trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2003 and 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager?s trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized profit/loss? for open (unrealized) contracts, and recorded as ?Realized profit/loss? when open positions are closed out, and the sum of these amounts constitutes the Partnership?s trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage commission expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

       For the Quarter and Six Months Ended June 30, 2003
For the quarter ended June 30, 2003, the Partnership recorded total trading losses, net of interest income, of $479,607 and posted a decrease in net asset value per Unit. The most significant losses of approximately 4.9% were recorded in the metals markets during April and May from short positions in aluminum, nickel and copper futures as prices reversed higher amid renewed optimism concerning future growth in industrial demand and a rebound in U.S. equity prices. During June, losses in this sector resulted from long positions in aluminum futures as prices declined in anticipation of an interest rate cut by the U.S. Federal Reserve. Additional losses of approximately 1.6% were recorded in the energy markets from long positions in natural gas future as prices reversed sharply lower following news of larger than expected U.S. reserves. Smaller losses of approximately 1.0% were recorded in the agricultural markets during May from short positions in corn futures as prices moved higher amid concerns of weather related crop damage in the U.S. midwest. A portion of the Partnership?s overall losses was offset by gains of approximately 1.0% in the currency markets primarily during April and May from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian currency strengthened amid significant interest rate differentials, uncertainty regarding the Bush Administration?s economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar denominated assets. Elsewhere in
       the currency markets, gains were recorded from long
positions in the euro versus the Japanese yen and the British pound as the value of the euro continued to trend higher following the decision by the European Central Bank to leave interest rates unchanged. Additional gains of approximately 0.9% in the global stock index markets were recorded during May and June from long positions in S&P 500 Index futures as equity prices rallied in response to renewed expectations for a U.S. interest rate cut and the release of positive economic data. Total expenses for the three months ended June 30, 2003 were $217,357, resulting in a net loss of $696,964. The net asset value of a Unit decreased from $4,441.42 at March 31, 2003 to $4,127.90 at June 30, 2003.

For the six months ended June 30, 2003, the Partnership recorded total trading revenues, including interest income, of $942,875 and posted an increase in net asset value per Unit. Gains of approximately 7.1% were recorded in the energy markets, primarily during January and February from long positions in natural gas futures as prices trended higher in response to prolonged frigid temperatures in the northeastern and midwestern United States. Additional gains were recorded from long positions in crude oil futures as prices increased amid the looming threat of military action against Iraq and an overall decline in inventories. In the currency markets, gains of approximately 5.5% were produced from positions in the British pound versus the euro as the value of the pound decreased due to weak economic data out of the U.K and an
       interest rate cut by the Bank of England.  Additional gains were recorded from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian currency increased on the heels of higher commodity prices. During May, gains resulted from long positions in the euro versus the Japanese yen as the value of the euro continued to trend higher following the European Central Bank?s decision to leave interest rates unchanged. Gains of approximately 2.4% were established in the global interest rate markets from long positions in European and U.S. interest rate futures as prices continued to trend higher amid continued uncertainty in the global equity markets, investor demand for fixed income investments, and the possibility of an interest rate cut by the U.S. Federal Reserve. In the global stock index markets, gains of approximately 0.9% resulted from long positions in S&P 500 Index futures as equity prices rallied during May and June in response to the prospect of lower interest rates, the release of positive economic data, and renewed expectations for a U.S. interest rate cut. A portion of the Partnership?s overall gains was offset by losses of approximately 4.9% recorded in the metals markets, primarily during May and June, from short positions in aluminum, copper and nickel futures resulted in losses as prices reversed higher, buoyed by a rebound in U.S. equity prices and hopes for increased industrial demand. In the agricultural markets, losses of approximately 2.0% were experienced during May from short positions in corn futures as prices moved higher early in the month amid concerns of weather
       related crop damage in the U.S. midwest.  Total expenses for the six months ended June 30, 2003 were $615,282, resulting in net income of $327,593. The net asset value of a Unit increased from $3,990.48 at December 31, 2002 to $4,127.90 at June 30, 2003.

For the Quarter and Six Months ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $1,701,046 and posted an increase in net asset value per Unit. The most significant gains of approximately 26.9% were recorded in the currency markets primarily during May and June from previously established long positions in the Japanese yen, Swiss franc, euro and Swedish krona relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak U.S. economic data. Significant currency gains were also recorded from long positions in the euro relative to the British pound. Additional gains of approximately 4.9% were recorded in the global interest rate futures markets primarily during June from long positions in Japanese and German interest rate futures as prices trended higher following weakness in U.S. equity markets, geopolitical concerns and uncertainty surrounding a global economic recovery. A portion of the Partnership?s gains was offset by losses of approximately 7.1% recorded in the energy markets primarily during May from previously established long futures positions in crude oil and
       its related products as prices moved lower on supply and demand concerns. Additional losses of approximately 2.5% were recorded in the metals markets primarily during April from short positions in aluminum futures as prices climbed higher on sentiment that an improving U.S. economy would boost demand. Total expenses for the three months ended June 30, 2002 were $382,193, resulting in net income of $1,318,853. The net asset value of a Unit increased from $3,135.54 at March 31, 2002 to $3,672.67 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $1,883,115 and posted an increase in net asset value per Unit. The most significant gains of approximately 16.9% were recorded in the currency markets primarily during May and June from previously established long positions in the Japanese yen, Swiss franc, euro and Swedish krona relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity, and weak U.S. economic data. Significant currency gains were also recorded from long positions in the euro relative to the British pound. Additional gains of approximately 4.5% were recorded in the global interest rate futures markets primarily during June from long positions in Japanese and German interest rate futures as prices trended higher following weakness in U.S. equity markets, geopolitical concerns and uncertainty
       surrounding a global economic recovery.  Gains of
approximately 1.4% were recorded in the energy markets primarily during March from previously established long positions in crude oil futures as prices trended higher amid escalating Middle East tensions and supply and demand factors. A portion of the Partnership?s gains was offset by losses of approximately 3.1% recorded in the metals markets primarily during April from short positions in aluminum futures as prices climbed higher on sentiment that an improving U.S. economy would boost demand. Total expenses for the six months ended June 30, 2002 were $558,547, resulting in net income of $1,324,568. The net asset value of a Unit increased from $3,133.24 at December 31, 2001 to $3,672.67 at June 30, 2002.

Item 3. 	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures and forwards. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership?s main business activities.

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

The Partnership?s total market risk is influenced by a wide variety of factors, including the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to increase or decrease the market risk associated with the Partnership.
       The Partnership?s past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership accounts for open positions on the basis of mark-to-market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-
       traded futures and forwards are settled daily through variation margin.
The Partnership?s risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of Value at Risk (?VaR?). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership?s trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The historical observation period of the Partnership?s VaR is approximately four years. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100. VaR typically does not represent the worst case outcome.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange-traded instruments and are also not based on exchange and/or dealer-based margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at June 30, 2003 and 2002. At both June 30, 2003 and 2002, the Partnership?s total capitalization was approximately $9 million.

Primary Market           June 30, 2003        June 30, 2002
Risk Category	  	     Value at Risk	     Value at Risk

Interest Rate                (2.09)%              (3.12)%
Currency                     (0.86)	               (2.93)
Equity                       (0.23)	               (0.14)
Commodity                    (1.98)               (0.99)
Aggregate Value at Risk      (2.98)%              (4.24)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership?s open positions at June 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership?s only
       business is the speculative trading of futures and
forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership?s high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2002 through June 30, 2003.

Primary Market Risk Category        High      Low      Average
Interest Rate   	(2.41)%	(1.19)%	(1.73)%

Currency	(3.35)	(0.86)	(2.02)

Equity	(0.23)	       -	(0.11)

Commodity	(2.53)	(1.74)	(2.12)

Aggregate Value at Risk	(4.76)%	(2.77)%	(3.52)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership. The value of the Partnership?s open positions thus creates a ?risk of ruin? not typically found in other
       investments.  The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such ?risk of ruin?. In addition, VaR risk measures should be viewed in light of the methodology?s limitations, which include the following:

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

The VaR tables above present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2003 and 2002, and for the end of the
       four quarterly reporting periods from July 1, 2002 through
June 30, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2003, the Partnership?s cash balance at Morgan Stanley DW was approximately 107% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2003, by market sector. It may be
       anticipated, however, that these market exposures will vary materially over time.

Interest Rate.	  The Partnership?s primary market exposure at June
30, 2003 was to the global interest rate complex. Exposure was primarily spread across the Japanese, European and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at June 30, 2003 was to the currency sector. The Partnership?s
       currency exposure is to exchange rate fluctuations,
primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2003, the Partnership?s major exposures were to the euro, Japanese yen and British pound currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership?s currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Equity. The Partnership?s primary equity exposure at June 30, 2003 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2003, the Partnership?s exposure was primarily to the S&P 500 (U.S.) stock index. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S. and Japanese stock indices.
       Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being ?whipsawed? into numerous small losses.
Commodity.
Energy. At June 30, 2003, the Partnership?s energy exposure was primarily to futures contracts in crude oil. Price movements in this market result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

Soft Commodities and Agriculturals. At June 30, 2003, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the coffee and corn markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Metals.	  The Partnership's metals exposure at June 30, 2003
was to fluctuations in the price of base metals, such as zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Manager, from time to time, takes positions as market opportunities develop and
       Demeter anticipates that the Partnership will continue to do so.


Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2003:

Foreign Currency Balances. The Partnership?s primary foreign currency balance at June 30, 2003 was in Japanese yen. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Manager, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and monitoring the performance of the Trading Manager daily. In addition, the Trading Manager establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

       Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Manager.

Item 4. CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures
(as defined in Rules 13a?15(e) and 15d?15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	There have been no significant changes in the
Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 5.  OTHER INFORMATION
Changes in Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Robert E. Murray resigned the position of Chairman of the Board of Directors of Demeter.

Mr. Jeffrey A. Rothman, President and Director of Demeter, was named Chairman of the Board of Directors of Demeter.

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
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13(a)-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to rules 13(a)-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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




                        Dean Witter Diversified Futures Fund II L.P.
                        (Registrant)

                        By:  Demeter Management Corporation
                               (General Partner)

August 12, 2003         By:  /s/Jeffrey D. Hahn
                                Jeffrey D. Hahn
                                Director and Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.
























DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)