Form 10-Q
period 2003-09-30
WITTER DEAN DIVERSIFIED FUTURES FUND II L P
filed 2003-11-14
CIK 839945

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2003




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2003
		(Unaudited) and December 31, 2002..........................2

		Statements of Operations for the Quarters Ended
		September 30, 2003 and 2002 (Unaudited)....................3

		Statements of Operations for the Nine Months Ended
		September 30, 2003 and 2002 (Unaudited)....................4

		Statements of Changes in Partners' Capital for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)..5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2003 and 2002 (Unaudited)....................6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................22-34

Item 4.	Controls and Procedures.............................34-35


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................36

Item 5.	Other Information......................................36

Item 6.	Exhibits and Reports on Form 8-K....................36-38




       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  September 30,	December 31,
	       2003     	        2002
	      $	 $
	    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash		7,369,373	8,415,187

	Net unrealized gain on open contracts (MS&Co.)	483,464	1,195,269
	Net unrealized loss on open contracts (MSIL)	     (77,284)	   (206,630)

	Total net unrealized gain on open contracts	    406,180	    988,639

		Total Trading Equity	7,775,553	9,403,826

Due from Morgan Stanley DW	6,259	        -
Interest receivable (Morgan Stanley DW)			         4,995		       7,278

		Total Assets	 7,786,807	 9,411,104

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	83,307	41,293
	Accrued management fees (MSFCM)	19,467	23,527
      Accrued incentive fees (MSFCM)				     -                279,771

		Total Liabilities	     102,774	    344,591

Partners' Capital

	Limited Partners (2,012.293 and
	  2,168.038 Units, respectively)	7,436,971	8,651,504
	General Partner (66.850 and
        104.000 Units, respectively)	     247,062	    415,009

		Total Partners' Capital	  7,684,033	 9,066,513

		Total Liabilities and Partners' Capital	  7,786,807	 9,411,104


NET ASSET VALUE PER UNIT	    3,695.77	   3,990.48

	The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended September 30,

	           2003     	     2002
		                                                                                              	$	$
REVENUES
	Trading profit (loss):
		Realized	(1,101,795)	2,332,037
		Net change in unrealized	     369,349	 (1,143,406)
				(732,446)	1,188,631
		Proceeds from litigation settlement	           -  	     157,127

			Total Trading Results	(732,446)	1,345,758

	Interest income (Morgan Stanley DW)	       16,136	       31,061

			Total	    (716,310)	  1,376,819


EXPENSES
	Brokerage commissions (Morgan Stanley DW)	124,058	117,259
	Management fees (MSFCM)	62,015	71,024
	Transaction fees and costs	          5,816	         5,061
	Incentive fees (MSFCM)	           -  	     149,293

			Total	      191,889	     342,637


NET INCOME (LOSS)	     (908,199)	  1,034,182


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(879,311)	987,833
	General Partner	(28,888)	46,349


NET INCOME (LOSS) PER UNIT

	Limited Partners	(432.13)	445.67
	General Partner	(432.13)	445.67

	The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Nine Months Ended September 30,

	               2003     	     2002
		                                                                                             	$	$
REVENUES
	Trading profit (loss):
		Realized	747,007	2,763,666
		Net change in unrealized	   (582,459)	     253,182
				164,548	3,016,848
		Proceeds from litigation settlement	           -  	     157,127

			Total Trading Results 	164,548	3,173,975

	Interest income (Morgan Stanley DW)	     62,017	       85,959

			Total	    226,565	  3,259,934


EXPENSES
	Brokerage commissions (Morgan Stanley DW)	393,388	319,431
	Management fees (MSFCM)	218,156	193,046
	Incentive fees (MSFCM)	178,017	373,716
	Transaction fees and costs	      17,610	       14,991

			Total	    807,171	     901,184

NET INCOME (LOSS)	   (580,606)	  2,358,750


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(577,659)	2,256,300
	General Partner	(2,947)	102,450


NET INCOME (LOSS) PER UNIT

	Limited Partners	(294.71)	985.10
	General Partner	(294.71)	985.10


	The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2003 and 2002
	(Unaudited)



	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2001	2,493.009	7,485,348	325,857	7,811,205

Net Income	-	2,256,300	102,450	2,358,750

Redemptions	   (210.623)	   (770,322)	         -    	    (770,322)

Partners' Capital,
   September 30, 2002	  2,282.386	  8,971,326	    428,307	  9,399,633





Partners' Capital,
	December 31, 2002	2,272.038	8,651,504	       415,009	9,066,513

Net Loss	-	(577,659)	  (2,947)	(580,606)

Redemptions	   (192.895)	   (636,874)	  (165,000)	    (801,874)

Partners' Capital,
   September 30, 2003	  2,079.143	  7,436,971	    247,062	  7,684,033











The accompanying notes are an integral part of these financial statements.



       <table> DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2003     	      2002
	      $	     $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(580,606)	2,358,750
Noncash item included in net income (loss):
	Net change in unrealized	582,459	(253,182)

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	(6,259)	(1,367)
	Interest receivable (Morgan Stanley DW)	2,283	(1,106)

Increase (decrease) in operating liabilities:
	Accrued management fees (MSFCM)	(4,060)	4,291
	Accrued incentive fees (MSFCM)	    (279,771)	         330,815

Net cash provided by (used for) operating activities	    (285,954)	   2,438,201


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	42,014	(49,598)
Redemptions of Units	    (801,874)	    (770,322)

Net cash used for financing activities	    (759,860)	    (819,920)

Net increase (decrease) in cash	(1,045,814)	1,618,281

Balance at beginning of period	   8,415,187	   7,965,887

Balance at end of period	   7,369,373	   9,584,168




	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Diversified Futures Fund II L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2002 Annual Report on Form 10-K.

1.  Organization
Dean Witter Diversified Futures Fund II L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts and forward contracts on physical commodities, and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products.

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). The trading manager is Morgan Stanley Futures & Currency
       DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Management Inc.("MSFCM" or the "Trading Manager"). Demeter, Morgan Stanley DW, MS & Co., MSIL and MSFCM are wholly-owned subsidiaries of Morgan Stanley.

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

3.  Financial Instruments
The Partnership trades futures contracts and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors

       DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


which may significantly influence the market value of these contracts, including interest rate volatility.

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

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                   Net Unrealized Gains
                    on Open Contracts                     Longest Maturities

	Exchange-	Off-Exchange-		        Exchange-  Off-Exchange-
   Date	  Traded  	  Traded  	  Total  	 Traded  	  Traded
	$	$	$

Sep. 30, 2003     179,939   226,241	406,180    Jun. 2004        Dec. 2003
Dec. 31, 2002    185,108	  803,531	988,639       Sep. 2004     Apr. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis with variations in value settled on a daily basis. Morgan
       DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Stanley DW, MS & Co. and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains on all open futures contracts, which funds, in the aggregate, totaled $7,549,312 and $8,600,295 at September 30, 2003 and December 31,
2002, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.
       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in, or that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures and forwards in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, and no expected material changes to, the Partnership's capital resource arrangements at the present time. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership's results depend on its Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2003 and 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future.
       Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage commission expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

       For the Quarter and Nine Months Ended September 30, 2003
For the quarter ended September 30, 2003, the Partnership recorded total trading losses, net of interest income, of $716,310 and posted a decrease in net asset value per Unit. The most significant losses of approximately 5.7% were recorded in the global interest rate markets primarily during September from short positions in Japanese, European, and U.S. interest rate futures as bond prices reversed higher due to renewed skepticism regarding a global economic recovery and lower global equity prices. Additional losses of approximately 2.5% were recorded in the agricultural markets, primarily during September, from short coffee futures positions, as weak coffee crop estimates coupled with dry Brazilian weather caused prices to reverse higher. Elsewhere in the agricultural markets, losses were recorded from positions in cotton futures, primarily during August, as prices moved without consistent direction. Losses of approximately 1.0% were recorded in the currency markets, from long positions in the Australian dollar versus the U.S. dollar during July as the value of the U.S. currency strengthened amid better-than-expected U.S. earnings data. In the metals markets, losses of approximately 0.9% resulted during August from long futures positions in aluminum and copper as base metals prices were weighed down by heavy technically-based selling and expectations for increased output during the year 2004. Smaller losses of approximately 0.5% were recorded in the global stock index markets during early August and late September from long positions in S&P 500 Index
       futures as global equity prices retreated amid a broad-
based sell-off prompted by a steady stream of economic data that raised concerns about the strength of the global economy. Total expenses for the three months ended September 30, 2003 were $191,889, resulting in a net loss of $908,199. The net asset value of a Unit decreased from $4,127.90 at June 30, 2003 to $3,695.77 at September 30, 2003.

For the nine months ended September 30, 2003, the Partnership recorded total trading revenues, including interest income, of $226,565 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 5.7% were incurred in the metals markets during May and June from short positions in aluminum and copper futures as prices reversed higher, buoyed by a rebound in U.S. equity prices and hopes for increased industrial demand. During August, long futures positions in aluminum and copper experienced losses as prices were weighed down by heavy technically-based selling and expectations for increased output during the year 2004. Additional losses of approximately 4.4% were recorded in the agricultural markets from positions in coffee and cotton futures as prices experienced short-term volatile price movement throughout a majority of the year. Smaller losses of approximately 3.4% were experienced in the global interest rate markets from short positions in Japanese, Australian and European interest rate futures during September as bond prices reversed higher due to renewed skepticism regarding a
       global economic recovery and lower equity prices.  Further losses in this sector stemmed from long positions in Australian interest rate futures during March as prices reversed sharply lower amid reports of advancing Coalition forces in the Persian Gulf region. A portion of the Partnership's losses during the first nine months of the year was offset by gains of approximately 6.8% in the energy markets stemming from long positions in natural gas futures as prices trended higher during January and February in response to prolonged frigid temperatures in the northeastern and midwestern U.S. Additional gains in the energy markets were recorded during the same time period from long positions in crude oil futures as prices increased amid the looming threat of military action against Iraq and an overall decline in inventories. During July, short positions in natural gas futures yielded gains as prices declined amid increased reserves and mild summer weather conditions. In the currency markets, gains of approximately 4.4% were produced from long positions in the euro versus the British pound during January as the value of the pound decreased due to weak economic data out of the U.K. and an interest rate cut by the Bank of England. Additional currency gains were recorded from long positions in the Australian dollar versus the U.S. dollar during January, February, April and May as the value of the Australian currency increased on the heels of higher commodity prices and a significant interest rate differential between the two countries. During May, gains resulted from long positions in the euro versus the Japanese yen
       as the value of the euro continued to trend higher
following the European Central Bank's decision to leave interest rates unchanged. Total expenses for the nine months ended September 30, 2003 were $807,171, resulting in a net loss of $580,606. The net asset value of a Unit decreased from $3,990.48 at December 31, 2002 to $3,695.77 at September 30, 2003.

For the Quarter and Nine Months ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $1,376,819 and posted an increase in net asset value per Unit. The most significant gains of approximately 19.1% were recorded in the global interest rate markets from previously established long positions in German and U.S. interest rate futures, as prices trended higher throughout the quarter due to investors seeking a safe haven from falling equity prices and increased pessimism regarding a global economic recovery. Additional gains of approximately 1.7% were recorded in the energy markets, primarily during August and September, from long positions in crude oil futures as prices trended higher on the increasing possibility of military action against Iraq. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 6.6% in the currency markets from previously established long positions in the Swedish krona and Swiss franc relative to the U.S. dollar as these currencies weakened against the dollar due to the emphasis on a "strong dollar" policy by the
       Bush Administration during July and the persistence of trendless price activity during August and September. On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the amount of $157,127 as of August 30, 2002. Total expenses for the three months ended September 30, 2002 were $342,637, resulting in net income of $1,034,182. The net asset value of a Unit increased from $3,672.67 at June 30, 2002 to $4,118.34 at September 30, 2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $3,259,934 and posted an increase in net asset value per Unit. The most significant gains of approximately 24.4% were recorded from long positions in the global interest rate futures markets as prices trended higher during a majority of the second and third quarters due to uncertainty regarding a global economic recovery. In the currency markets, gains of approximately 9.1% were recorded, primarily during May and June, from previously established long positions in the Japanese yen, Swiss franc, and euro relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling U.S. equity prices and increased tensions in the Israel-Palestinian conflict. Gains of approximately 3.2% were recorded in the energy markets from long positions in crude oil futures as prices trended higher
       during March, August, and September due to escalating tensions in the Middle East. A portion of the Partnership's overall gains was offset by losses of approximately 4.0% in the metals markets from positions in aluminum and zinc futures as trendless price activity persisted throughout the period. Total expenses for the nine months ended September 30, 2002 were $901,184, resulting in net income of $2,358,750. The net asset value of a Unit increased from $3,133.24 at December 31, 2001 to $4,118.34 at September 30, 2002.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The futures and forwards traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to
       increase or decrease the market risk associated with the
Partnership.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its
       cash flow.  Profits and losses on open positions of
exchange-traded futures and forwards are settled daily through variation margin.

The Partnership's risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partnership's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses for a portfolio are estimated to exceed the VaR only one day in 100. VaR typically does not represent the worst case outcome.

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

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Manager in their daily risk management activities. Please further
       note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2003 and 2002. At September 30, 2003 and 2002, the Partnership's total capitalization was approximately $8 million and $9 million, respectively.

Primary Market         September 30, 2003      September 30, 2002
Risk Category	  	     Value at Risk	        Value at Risk

Currency                     (1.89)%                 (2.31)%

Interest Rate                (0.08)                  (1.19)

Equity                          -                    (0.21)

Commodity                    (1.93)                  (2.53)

Aggregate Value at Risk      (2.85)%                 (3.57)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership's open positions at September 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the only business of the Partnership is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2002 through September 30, 2003.

Primary Market Risk Category         High      Low      Average
Currency  					 	(3.35)%	(0.86)%	(1.92)%
Interest Rate					(2.41)	(0.08)	(1.45)
Equity							(0.23)	   -		(0.06)
Commodity						(2.25)	(1.74)	(1.97)
Aggregate Value at Risk			(4.76)%	(2.77)%	(3.34)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the
       Partnership to typically be many times the total
capitalization of the Partnership. The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
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

       The VaR tables above present the results of the
Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2003 and 2002, and for the four quarter-end reporting periods from October 1, 2002 through September 30, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 90% as of September 30, 2003) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Manager for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2003, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.
Currency. The primary market exposure of the Partnership at September 30, 2003 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2003, the Partnership's major exposures were to the euro, Japanese yen and British pound currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

       Interest Rate.	  The second largest market exposure at
September 30, 2003 was to the global interest rate complex. Exposure was primarily to the U.S. interest rate sector. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. At September 30, 2003 the Partnership's energy exposure was primarily to futures contracts in crude oil and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
 Significant profits and losses, which have been experienced
       in the past, are expected to continue to be
experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals.	  The Partnership's metals exposure at September 30,
2003 was to fluctuations in the price of precious metals, such as gold, and base metals, such as copper and nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Manager, from time to time, takes positions as market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At September 30, 2003, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to corn and cotton.
 Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2003:

       Foreign Currency Balances.  The Partnership's primary foreign currency balance at September 30, 2003 was in Japanese yen. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4. CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the
       general partner, Demeter, have evaluated the
effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 5.  OTHER INFORMATION
Management. The following individuals were named to the Board of Directors of Demeter in the quarter ended March 31, 2003 and were subsequently confirmed as principals of Demeter by the National
Futures Association:

Mr. Douglas J. Ketterer was confirmed as a principal of Demeter by the National Futures Association on October 27, 2003.

Mr. Jeffrey S. Swartz was confirmed as a principal of Demeter by the National Futures Association on October 23, 2003.

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
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
       pursuant to 18 U.S.C. Section 1350, as adopted
pursuant to Section 906 of the Sarbanes-Oxley Act of
2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002.
(B)	Reports on Form 8-K - None.

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




                      Dean Witter Diversified Futures Fund II L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

November 14, 2003     By:/s/Jeffrey D. Hahn
                            Jeffrey D. Hahn
                            Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.














1283: