Form 10-K
period 2003-12-31
WITTER DEAN DIVERSIFIED FUTURES FUND II L P
filed 2004-03-29
CIK 839945

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2003 or

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

Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

Indicate by check-mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   Yes _____   No   __X___

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant's most recently completed second fiscal quarter:
$8,399,589 at June 30, 2003.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


       <table> DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2003
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

Part II.

  Item  5.  Market for the Registrant's Partnership Units
            and Related Security Holder Matters. . . . . . . . . . . . 6

  Item  6.  Selected Financial Data. . . . . . . . . . . . . . . . . . 7

  Item  7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . .  8-20

  Item 7A.  Quantitative and Qualitative Disclosures About
            Market Risk. . . . . . . . . . . . . . . . . . . . . . 20-33

  Item  8.  Financial Statements and Supplementary Data. . . . . . . .33

  Item  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . . . . .  33

  Item 9A.	 	Controls and Procedures . . . . . . . . . . . . . . . . . 34

Part III.

  Item 10.  Directors and Executive Officers of the Registrant . . 35-40

  Item 11.  Executive Compensation . . . . . . . . . . . . . . . . .  40

  Item 12.  Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . . . . .  41

  Item 13.  Certain Relationships and Related Transactions . . . . . .41

  Item 14.  Principal Accounting Fees and Services . . . . . . . . 42-43
Part IV.
  Item 15.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K. . . . . . . . . . . . . . . . . . 44-45


       DOCUMENTS INCORPORATED BY REFERENCE



Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated             Part of Form 10-K


	Partnership's Prospectus dated
     	October 28, 1988                             I

     	Annual Report to Dean Witter
	Diversified Futures Fund II L.P.
	Limited Partners for the year
	ended December 31, 2003                  II, III and IV

       PART I
Item 1.  BUSINESS


(a) General Development of Business. Dean Witter Diversified Futures Fund II L.P. (the "Partnership") is a Delaware limited partnership organized to engage primarily in the speculative trading of futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership commenced operations on January 18, 1989.

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

The Partnership's net asset value per unit of limited partnership interest ("Unit(s)") as of December 31, 2003 was $3,523.50, representing a decrease of 11.7 percent from the net asset value per Unit of $3,990.48 at December 31, 2002. For a more detailed description of the Partnership's business, see subparagraph (c).
       (b) Financial Information about Segments.  For financial information reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures and forwards. The relevant financial information is presented in Items 6 and 8.

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

(e) Available Information. The Partnership files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission ("SEC"). You may read and copy any document filed by the Partnership at the SEC's public reference room at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The Partnership does not maintain an internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements and other information that issuers (including the Partnership) file electronically with the SEC. The SEC's website is http://www.sec.gov.

       Item 2.  PROPERTIES
The Partnership's executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW offices utilized by the Partnership are located at 825 Third
Avenue, 9th Floor, New York, NY  10022.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
       PART II
Item 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED
        SECURITY HOLDER MATTERS


(a) Market Information. There is no established public trading market for Units of the Partnership.

(b) Holders. The number of holders of Units at December 31, 2003 was approximately 320.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on January 18, 1989. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of Partnership profits.
       <table> Item 6. SELECTED FINANCIAL DATA (in dollars)







                                       For the Years Ended December 31,
                        2003          2002           2001           2000            1999

Revenues/(Losses)
(including interest)   	34,472	3,125,188	842,541	2,174,535	(65,754)



Net Income (Loss)      (938,768) 	 2,066,923	165,675	1,452,113	(948,607)


Net Income (Loss)
Per Unit (Limited
& General Partners)     (466.98)    	 857.24	57.34	519.65	(268.20)


Total Assets 	7,344,231	9,411,104	8,048,755	8,517,311	8,365,734


Total Limited
Partners' Capital	6,794,754	8,651,504	7,485,348	8,027,946	7,787,964


Net Asset Value
Per Unit	3,523.50	3,990.48	3,133.24	3,075.90	2,556.25

       Item 7.	  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL
         CONDITION AND RESULTS 	OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan
Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures and forwards trading accounts established for the Trading Manager, which assets are used as margin to engage in trading and may be used as margin solely for the Partnership's trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership's sole purpose is to trade in futures and forwards, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures and forwards may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in that futures contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership
       from promptly liquidating its futures contracts and result in restrictions on redemptions.

There is no limitation on daily price moves in trading forward contracts on foreign currency. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. Illiquidity has not materially affected the Partnership's assets.

There are no known material trends, demands, commitments, events or uncertainties at the present time that will result in, or that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional Units in the future will affect the amount of funds available for investment in futures and forwards in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the
       Partnership's capital resource arrangements at the present time. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations.
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for each of the three years in the period ended December 31, 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future.
Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager's trading activities on behalf of the Partnership and how the Partnership has performed in the past. Past performance is not necessarily indicate of future results.

The Partnership's results of operations are set forth in its financial statements prepared in accordance with accounting principles generally accepted in the United States of America,
       which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the
Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage commission expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded revenues including interest totaling $34,472 and expenses totaling $973,240, resulting in a net loss of $938,768 for the year ended December 31, 2003. The Partnership's net asset value per Unit decreased from $3,990.48 at December 31,
       2002 to $3,523.50 at December 31, 2003.  Total redemptions for the year were $1,097,445 and the Partnership's ending capital was $7,030,300 at December 31, 2003, a decrease of $2,036,213 from ending capital at December 31, 2002 of $9,066,513.

Overall, the Partnership experienced trading losses for the year ended December 31, 2003. The most significant trading losses of approximately 7.5% were recorded in the global interest rate markets from short positions in Japanese, Australian and European interest rate futures during September as bond prices reversed higher due to renewed skepticism regarding a global economic recovery and lower equity prices. Further losses in this sector resulted from long positions in Australian interest rate futures during March as prices reversed sharply lower amid reports of advancing Coalition forces in the Persian Gulf region. Losses within this sector continued during December as European bond prices increased in value amid perceptions that the European Central Bank would maintain low interest rates. Consequently, losses were recorded on short positions in European interest rate futures. Additional losses of approximately 6.1% were recorded in the agricultural markets from positions in coffee and cotton futures as prices experienced volatile price movement through a majority of the year. Elsewhere in the agricultural markets, losses were recorded during October from short positions in corn futures as prices reversed higher due to news of a decrease in supply. In the energy markets, losses of approximately 4.1% were
       recorded primarily during October, as the Partnership entered the month with short natural gas positions, which proved unprofitable as prices rallied during the first part of the month. In response to this rise in prices, the Partnership reversed its position from short to long, only to see prices decline in the latter part of the month. Additional losses were incurred in the energy sector from positions in crude oil futures as prices moved erratically during October in response to geopolitical and supply/demand factors. Losses were experienced during November and December as energy prices continued to trade in a volatile fashion. A portion of the Partnership's overall losses for year was offset by gains of approximately 10.4% in the currency markets produced by long positions in the Australian dollar versus the U.S. dollar during a majority of the year as the value of the Australian currency increased versus the U.S. dollar on the heels of higher commodity prices and a significant interest rate differential between the two countries. Additional gains resulted from long positions in the euro, Singapore dollar, Swedish krona, and Swiss franc versus the U.S. dollar as the value of the U.S. dollar declined throughout the year due to geopolitical uncertainty and negative economic data. Additional currency gains were recorded from long positions in the euro versus the Japanese yen. Additional gains of approximately 1.0% were recorded in the metals markets primarily during the fourth quarter, from long positions copper and nickel as base metal prices rallied in response to growing investor sentiment that the
       global economy was on the path to recovery and amid
increased demand, especially from China. Smaller gains of approximately 0.3% were experienced in the global stock index futures markets primarily during December from long positions in U.S. stock index futures as prices increased due to strong manufacturing data and the strongest U.S. quarterly growth rate in almost 20 years.

The Partnership recorded revenues including interest totaling $3,125,188 and expenses totaling $1,058,265, resulting in net income of $2,066,923 for the year ended December 31, 2002. The Partnership's net asset value per Unit increased from $3,133.24 at December 31, 2001 to $3,990.48 at December 31, 2002. Total redemptions for the year were $811,615 and the Partnership's ending capital was $9,066,513 at December 31, 2002, an increase of $1,255,308 from ending capital at December 31, 2001 of $7,811,205.

The most significant trading gains of approximately 20.8% were recorded from long positions in European, Japanese, and U.S. interest rate futures during the period from June through September, as well as in December, as prices trended higher amid increased demand among investors seeking the safety of fixed income investments. Additional gains of approximately 18.2% were generated in the currency markets from long positions in the Swiss franc, euro, Japanese yen, and Swedish krona relative to
       the U.S. dollar as the dollar weakened due to continued
uncertainty regarding a U.S. economic recovery. Additional currency gains were recorded from long positions in the euro versus the British pound. A portion of the Partnership's overall gains was offset by losses of approximately 6.8% recorded in the metals futures markets from positions in aluminum futures as an uncertain economic outlook resulted in trendless price activity among industrial metals throughout most of the year. In the agricultural futures markets, losses of approximately 1.8% were incurred from long positions in cotton futures as prices moved without consistent direction during the first and third quarters amid shifting supply and demand concerns. As of August 30, 2002, the Partnership received a settlement award payment from the Sumitomo Copper Litigation Settlement Administrator in the amount of $157,127.

The Partnership recorded revenues including interest totaling $842,541 and expenses totaling $676,866, resulting in net income of $165,675 for the year ended December 31, 2001. The Partnership's net asset value per Unit increased from $3,075.90 at December 31, 2000 to $3,133.24 at December 31, 2001. Total redemptions for the year were $702,310 and the Partnership's ending capital was $7,811,205 at December 31, 2001, a decrease of $536,635 from ending capital at December 31, 2000 of $8,347,840.

       The most significant trading gains of approximately 9.9%
were recorded in the global interest rate futures markets throughout a majority of the first quarter from previously established long positions in U.S. interest rate futures as prices trended higher amid a rattled stock market, shaky consumer confidence, positive inflation data and interest rate cuts by the U.S. Federal Reserve. Additional gains were recorded primarily during August, September and October from previously established long positions in short and intermediate term U.S. and German interest rate futures as prices continued trending higher following an interest rate cut by the U.S. Federal Reserve and as investors sought a safe haven from the decline in stock prices.
In soft commodities, profits of approximately 5.3% were recorded throughout a majority of the first and second quarters from previously established short cotton futures positions as prices continued moving lower on weak export sales and low demand. A portion of the Partnership's overall gains was partially offset by losses of approximately 6.6% recorded in the currency markets primarily during July from previously established short positions in the euro as the value of the European common currency reversed higher versus the British pound as hints of possible intervention by the European Central Bank to support the euro remained.
During December, additional losses were recorded from previously established long euro positions as its value reversed lower relative to the British pound. In the energy markets, losses of approximately 2.5% were experienced throughout the first nine
       months of the year from positions in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand.
For an analysis of unrealized gains and (losses) by contract type and a further description of 2003 trading results, refer to the Partnership's Annual Report to Limited Partners for the year ended December 31, 2003, which is incorporated by reference to Exhibit
13.01 of this Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.

Market Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership trades futures and forwards in interest rates, stock indices, currencies, agriculturals, energies and metals. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Manager was unable to offset positions of the Partnership, the Partnership
       could lose all of its assets and limited partners would realize a 100% loss.

In addition to the Trading Manager's internal controls, the Trading Manager must comply with the Partnership's trading policies that include standards for liquidity and leverage that must be maintained. The Trading Manager and Demeter monitor the Partnership's trading activities to ensure compliance with the trading policies and Demeter can require the Trading Manager to modify positions of the Partnership if Demeter believes they violate the Partnership's trading policies.

Credit Risk.
In addition to market risk, in entering into futures and forward contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures contracts traded in the United States and the foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member's customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity
       brokers will not indemnify the Partnership against a
default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker's customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contracts counterparty.

Demeter deals with these credit risks of the Partnership in several ways. First, it monitors the Partnership's credit exposure to each exchange on a daily basis. The commodity brokers inform the Partnership, as with all their customers, of its net margin requirements for all its existing open positions and Demeter has installed a system which permits it to monitor the Partnership's potential net credit exposure exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership's margin liability thereon.

Second, the Partnership's trading policies limit the amount of its net assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the Partnership's trading, usually over several different products and exchanges. Historically, the Partnership's exposure to any one exchange has typically amounted to only a small percentage of its total net assets and on those relatively few occasions where the
       Partnership's credit exposure climbs above an acceptable level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The
Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

See "Financial Instruments" under "Notes to Financial Statements" in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2003, which is incorporated by reference to Exhibit 13.01 of in this Form 10-K.

Inflation has not been a major factor in the Partnership's operations.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures and forwards. The market-sensitive instruments held by the Partnership are acquired for speculative
       trading purposes only and, as a result, all or
substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

The futures and forwards traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Profits and losses on open positions of exchange-traded futures and forwards are settled daily through variation margin.

The Partnership's total market risk may increase or decrease as it's influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may
       cause future losses and volatility (i.e., "risk of ruin")
that far exceed the Partnership's experiences to date or any reasonable expectations based upon historical changes in market value.

Quantifying the Partnership's Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). All quantitative disclosure in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.

The Partnership's risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes
       in the value of a trading portfolio.  The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

       VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Manager in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at December 31, 2003 and 2002. At December 31, 2003 and 2002, the Partnership's total capital-ization was approximately $7 million and $9 million, respectively.

Primary Market         December 31, 2003    December 31, 2002
Risk Category            Value at Risk       Value at Risk

Currency                	   (2.80)%             (3.35)%
Interest Rate               (0.84)              (2.41)
Equity                      (0.52)                -
Commodity                   (1.85)              (2.25)
Aggregate Value at Risk     (3.45)%             (4.76)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the
       Partnership's open positions across all the market
categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2003 VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from January 1, 2003 through December 31, 2003.

Primary Market Risk Category        High        Low      Average
Currency         				(2.80)%	  (0.86)%	  (1.78)%
Interest Rate                      	(2.09)	  (0.08)	  (1.06)
Equity                             	(0.52)	     -	  (0.19)
Commodity                          	(1.98)	  (1.74)	  (1.87)
Aggregate Value at Risk          	(3.45)%	  (2.77)%	  (3.01)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage
       causes the face value of the market sector instruments held by the Partnership to typically be many times the total
capitalization    of the Partnership.  The value of the
Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no
indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
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

       The VaR tables provided present the results of the
Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at December 31, 2003 and 2002 and for the four quarter-end reporting periods during calendar year 2003. VaR is not necessarily representative of the historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion
(approximately 90% as of December 31, 2003) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage,
       optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.


Qualitative Disclosure Regarding Primary Trading Risk Exposures
The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Manager for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

       The following were the primary trading risk exposures of the Partnership at December 31, 2003, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at December 31, 2003 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2003, the Partnership's major exposures were to euro, Japanese yen, and British pound currency crosses and to outright
 U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

       Interest Rate.  The second largest market exposure at
December 31, 2003 was to the global interest rate complex, primarily to the Japanese and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. Demeter anticipates that G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The third largest market exposure of the Partnership at December 31, 2003 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2003, the Partnership's primary exposure was to the S&P 500 (U.S.) stock index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. stock
       indices. Static markets would not cause major market
changes but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.


Commodity.
Energy. At December 31, 2003, the Partnership's energy exposure was primarily to futures contracts in crude oil and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals.  The Partnership's metals exposure at December 31,
2003 was to fluctuations in the price of precious metals such as gold and base metals, such as aluminum, copper, nickel, and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading
Manager, from time to time, takes positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At December 31, 2003, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cotton and corn markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure


The following was the only non-trading risk exposure of the Partnership at December 31, 2003:

Foreign Currency Balances. The Partnership's primary foreign currency balance at December 31, 2003 was in the Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Manager, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Manager daily. In addition, the Trading Manager establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Manager.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership's Annual Report which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

Quarter	       Revenues/	    Net	         Net Income/
Ended		      Net (Losses)  	Income/(Loss)    (Loss) Per Unit

2003
March 31 		$ 1,422,482	$ 1,024,557		$ 450.94
June 30	    	   (479,607)	   (696,964)		 (313.52)
September 30	   (716,310)	   (908,199)		 (432.13)
December 31	   (192,093)	   (358,162)		 (172.27)

Total			$    34,472 	$  (938,768) 		$(466.98)

2002
March 31 		$   182,069	$     5,715		$   2.30
June 30	    	  1,701,046	  1,318,853		  537.13
September 30	  1,376,819	  1,034,182		  445.67
December 31	   (134,746)	   (291,827)		 (127.86)

Total			$ 3,125,188 	$ 2,066,923 		$ 857.24



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
 	   ACCOUNTING AND FINANCIAL DISCLOSURE

None.
Item 9A.  CONTROLS AND PROCEDURES
   (a)	As of the end of the period covered by this annual
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

   (b)	There have been no significant changes in the
Partnership's internal controls or in other factors that
       could significantly affect these controls
subsequent to the date of their evaluation.



       PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.


Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Jeffrey A. Rothman, age 42, is the Chairman of the Board of Directors and President of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also the Chairman of the Board of Directors of Morgan Stanley Futures & Currency Management Inc. Mr. Rothman has been with the managed futures department for seventeen years. Throughout his career, Mr. Rothman has helped with the development, marketing and administration of approximately 39 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors. Mr. Rothman has a B.A. degree in Liberal Arts from Brooklyn College, New York.

Richard A. Beech, age 52, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Futures, Forex &
       Metals.  Mr. Beech began his career at the Chicago
Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures and sales management. Mr. Beech has a B.S. degree in Business Administration from Ohio State University and an M.B.A. degree from Virginia Polytechnic Institute and State University.

Raymond A. Harris, age 47, is a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. Mr. Harris is currently Managing Director and head of Client Solutions for Morgan Stanley Individual Investor Group. Mr. Harris joined Morgan Stanley in 1982 and served in financial and operational assignments for Dean Witter Reynolds. In 1994, he joined the Discover Financial Services division, leading restructuring and product development efforts. Mr. Harris became Chief Administrative Officer for Morgan Stanley Investment Management in 1999. In 2001, he was named head of Global Products and Services for Investment Management. Mr. Harris has an M.B.A. in Finance from the University of Chicago and a B.A. degree from Boston College.

Frank Zafran, age 48, is a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was
       named Chief Administrative Officer of Morgan Stanley's
Client Solutions Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New
York.

Douglas J. Ketterer, age 38, was named a Director of Demeter, and confirmed by the National Futures Association as a principal of Demeter on October 27, 2003. Mr. Ketterer is a Managing Director and head of the Investment Solutions Group, which is comprised of a number of departments which offer products and services through Morgan Stanley's Individual Investor Group (including Managed Futures, Alternative Investments, Insurance Services, Personal Trust, Corporate Services, and others). Mr. Ketterer joined the firm in 1990 in the Corporate Finance Division as a part of the Retail Products Group. He later moved to the origination side of Investment Banking, and then, after the merger between Morgan Stanley and Dean Witter, served in the Product Development Group at Morgan Stanley Dean Witter Advisors (now known as Morgan Stanley Funds). From the summer of 2000 to the summer of 2002, Mr. Ketterer served as the Chief Administrative Officer for
Morgan Stanley Investment Management, where he headed the
Strategic Planning & Administrative Group. Mr. Ketterer received his M.B.A. from New York University's Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany's School of Business.

Jeffrey S. Swartz, age 36, was named a Director of Demeter, and confirmed by the National Futures Association as a principal of Demeter on October 23, 2003. Mr. Swartz is a Managing Director and Director of the Mass Affluent Segment of Morgan Stanley's Individual Investor Group. Mr. Swartz began his career with Morgan Stanley in 1990, working as a Financial Advisor in Boston. He was appointed Sales Manager of the Boston office in 1994, and served in that role for two years. In 1996, he was named Branch Manager of the Cincinnati office. In 1999, Mr. Swartz was named Associate Director of the Midwest Region, which consisted of 10 states and approximately 90 offices. Mr. Swartz served in this capacity until October of 2001, when he was named Director of Investor Advisory Services ("IAS") Strategy and relocated to IAS headquarters in New York. In December of 2002, Mr. Swartz was promoted to Managing Director and Chief Operating Officer of IAS and has recently assumed the responsibility for managing the Mass Affluent Client Segment. Mr. Swartz received his degree in Business Administration from the University of New Hampshire.

Jeffrey D. Hahn, age 46, is the Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and
       is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also the Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in Economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.

All of the foregoing directors have indefinite terms.

The Audit Committee
The Partnership is operated by its general partner, Demeter, and does not have an audit committee. As such, the entire Board of Directors of Demeter serves as the audit committee. None of the directors are considered to be "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. The Board of Directors of Demeter has determined that Mr. Jeffrey D. Hahn is the audit committee financial expert.



       Section 16(a) Beneficial Ownership Reporting Compliance
The Partnership has no directors, executive officers or greater than 10 percent beneficial owners and none of the directors or executive officers of Demeter, the general partner of the Partnership, own Units of the Partnership. As such, no Forms 3, 4, or 5 have been filed.

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Demeter. The President, Chief Financial Officer and each member of the Board of Directors of Demeter are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley's website at www.morganstanley.com/ourcommitment/ codeofconduct.html.

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.

       Item 12. 	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND
		MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners - At December
31, 2003, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2003,
Demeter owned 66.850 Units of general partnership interest, representing a 3.35 percent interest in the Partnership.

(c)	Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2003, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage commissions (paid and accrued by the Partnership) of $500,216 for the year ended December 31, 2003. In its capacity as the Partnership's Trading Manager, MSFCM received management fees of $272,920 and incentive fees of $178,017 for the year ended December 31, 2003.


       Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Morgan Stanley DW, on behalf of the Partnership, pays all accounting fees. The Partnership reimburses Morgan Stanley DW through the fees it pays, as discussed in the Notes to Financial
Statements in the Annual Report to the Limited Partners for the year ended December 31, 2003.

(1) Audit Fees. The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership's financial statements and reviews of the financial statements included in the Quarterly Reports on Form 10-Q and in connection with statutory and regulatory filings for the years ended December 31, 2003 and 2002 were approximately $24,900 and $24,829, respectively.

(2)	Audit-Related Fees. There were no fees for assurance and
related services rendered by Deloitte & Touche LLP for the years ended December 31, 2003 and 2002.

(3)	Tax Fees.  The aggregate fees for tax compliance services
rendered by Deloitte & Touche LLP for the years ended December 31, 2003 and 2002 were approximately $29,914 and $29,066, respectively.

(4)  All Other Fees.  None.

       As of the date of this Report, the Board of Directors of
Demeter has not adopted pre-approval policies and procedures. As a result, all services provided by Deloitte & Touche LLP must be directly pre-approved by the Board of Directors of Demeter.






















       PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K


(a)  1. Listing of Financial Statements
The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2003, are incorporated by reference to Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent auditors, for
the years ended December 31, 2003, 2002 and 2001.

-	Statements of Financial Condition, including the Schedules of
Investments, as of December 31, 2003 and 2002.

-	Statements of Operations, Changes in Partners' Capital, and
Cash Flows for the years ended December 31, 2003, 2002 and
2001.

-	Notes to Financial Statements.



With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited Partners for the year ended December 31, 2003, is not deemed to be filed with this report.

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

					DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
						(Registrant)

					BY:  Demeter Management Corporation,
						General Partner

March 30, 2004			BY: /s/Jeffrey A. Rothman
						 Jeffrey A. Rothman,
						 President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/    Jeffrey A. Rothman                   		March 30, 2004
	  	Jeffrey A. Rothman, President

    /s/ 	Douglas J. Ketterer                 		March 30, 2004
	 	Douglas J. Ketterer, Director

    /s/	Jeffrey S. Swartz                 		March 30, 2004
	  	Jeffrey S. Swartz, Director

    /s/    Richard A. Beech                      		March 30, 2004
           Richard A. Beech, Director

    /s/    Raymond A. Harris                     		March 30, 2004
           Raymond A. Harris, Director

    /s/    Frank Zafran                          		March 30, 2004
           Frank Zafran, Director

    /s/  	Jeffrey D. Hahn	                     		March 30, 2004
	    	Jeffrey D. Hahn, Chief
	  	Financial Officer


       EXHIBIT INDEX

ITEM

3.01	 Limited Partnership Agreement of the Partnership, dated as
of October 28, 1988, is incorporated by reference to
Exhibit 3.01 and Exhibit 3.02 of the Partnership's
Registration Statement on Form S-1 (File No.24662).

10.01	Management Agreement among the Partnership, Demeter
Management Corporation and Dean Witter Futures & Currency
Management Inc. dated as of October 28, 1988, is incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement on Form S-1 (File
No.24462).

10.02	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of May 19,
2000, is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-17446) filed with the
Securities and Exchange Commission on November 13, 2001.

10.03		Commodity Futures Customer Agreement between Morgan Stanley
& Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-17446) filed with the
Securities and Exchange Commission on November 13, 2001.

10.04	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-17446) filed with the Securities and Exchange Commission on November 13, 2001.

10.05	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership, dated as of April 30, 2000, is incorporated by reference to
Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-17446) filed with the Securities and Exchange Commission on November 13, 2001.

10.06	Securities Account Control Agreement among the Partnership,
Morgan Stanley & Co. Incorporated, and Morgan Stanley DW
Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K (File No. 0-
17446) filed with the Securities and Exchange Commission on November 13, 2001.

13.01	December 31, 2003 Annual Report to Limited Partners is
filed herewith.

31.01	Certification of President of Demeter Management
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

                                                                    Diversified
                                                                        Futures
                                                                        Fund II

         December 31, 2003
         Annual Report

    [LOGO] Morgan Stanley

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for the Fund. Past performance is not necessarily indicative of future results.

                                                                                                                  INCEPTION-
                                                                                                                   TO-DATE
                             1989      1990 1991 1992 1993 1994 1995  1996  1997 1998 1999  2000 2001 2002  2003    RETURN
FUND                          %         %    %    %    %    %     %    %     %    %    %     %    %    %     %        %
-----------------------------------------------------------------------------------------------------------------------------
Diversified Futures Fund
 II.....................      5.8      51.9 21.7 18.0 7.3  5.4  (2.9) (4.8) 11.3 5.2  (9.5) 20.3 1.9  27.4 (11.7)   252.4
                         (11 1/2 mos.)
-----------------------------------------------------------------------------------------------------------------------------

                          COMPOUND
                         ANNUALIZED
                           RETURN
FUND                         %
-----------------------------------
Diversified Futures Fund
 II.....................    8.8

-----------------------------------

DEMETER MANAGEMENT CORPORATION

825 Third Avenue, 9th Floor
New York, NY 10022
Telephone (212) 310-6444

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
ANNUAL REPORT
2003

Dear Limited Partner:

  This marks the fifteenth annual report for the Dean Witter Diversified Futures Fund II L.P. (the "Fund"). The Fund began the year at a Net Asset Value per Unit of $3,990.48 and decreased by 11.7% to $3,523.50 on December 31, 2003. The Fund has increased by 252.4% since it began trading in January 1989 (a compound annualized return of 8.8%).

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

  I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is no guarantee of future results.

Sincerely,

/s/ Jeffrey A. Rothman

Jeffrey A. Rothman
Chairman and President
Demeter Management Corporation
General Partner for
Dean Witter Diversified Futures Fund II L.P.

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

                      [CHART]


Year ended December 31, 2003

Currencies                 10.38%
Interest Rates             -7.52%
Stock Indices               0.31%
Energies                   -4.10%
Metals                      0.96%
Agriculturals              -6.11%




Note: Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:

.. In the global interest rate markets, losses were incurred from short positions in Japanese, Australian and European interest rate futures during September as bond prices reversed higher due to renewed skepticism regarding a global economic recovery and lower equity prices. Further losses in this sector resulted from long positions in Australian interest rate futures during March as prices reversed sharply lower amid reports of advancing Coalition forces in the Persian Gulf region. Losses within this sector continued during December as European bond prices increased in value amid perceptions that the European Central Bank would maintain low interest rates. Consequently, losses were recorded on short positions in European interest rate futures.

.. Additional losses were recorded in the agricultural markets from positions in coffee and cotton futures as prices experienced volatile price movement throughout a majority of the year. Elsewhere in the agricultural markets, losses were recorded during October from short positions in corn futures as prices reversed higher due to news of a decrease in supply.

.. In the energy markets, losses were recorded primarily during October, as the Fund entered the month with short natural gas positions, which proved unprofitable as prices rallied during the first part of the month. In response to this rise in prices, the Fund reversed its position from short to long, only

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
(continued)


 to see prices decline in the latter part of the month. Additional losses were incurred in the energy sector from positions in crude oil futures as prices moved erratically during October in response to geopolitical and supply/demand factors. Losses were also experienced during November and December as energy prices continued to trade in a volatile fashion.

FACTORS INFLUENCING ANNUAL TRADING GAINS:

.. In the currency markets, gains were produced by long positions in the Australian dollar versus the U.S. dollar during a majority of the year as the value of the Australian currency increased versus the U.S. dollar on the heels of higher commodity prices and a significant interest rate differential between the two countries. Additional gains resulted from long positions in the euro, Singapore dollar, Swedish krona, and Swiss franc versus the U.S. dollar as the value of the U.S. dollar declined throughout much of the year due to geopolitical uncertainty and negative economic data. Additional currency gains were recorded from long positions in the euro versus the Japanese yen.

.. Gains were recorded in the metals markets, primarily during the fourth quarter, from long positions in copper and nickel as base metal prices rallied in response to growing investor sentiment that the global economy was on the path to recovery and amid increased demand, especially from China.

.. In the global stock index futures markets, gains were experienced primarily during December from long positions in U.S. stock index futures as prices increased due to strong manufacturing data and the strongest U.S. quarterly growth rate in almost 20 years.

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

INDEPENDENT AUDITORS' REPORT

To the Limited Partners and the General Partner:

  We have audited the accompanying statements of financial condition of Dean Witter Diversified Futures Fund II L.P. (the "Partnership"), including the schedules of investments, as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Diversified Futures Fund II L.P. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
March 2, 2004

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                         DECEMBER 31,
                                                     -------------------
                                                       2003       2002
                                                     --------- ---------
                                                        $          $
                                     ASSETS
       Equity in futures interests trading accounts:
         Cash                                        6,963,743 8,415,187
         Net unrealized gain on open contracts
          (MS&Co.)                                     225,039 1,195,269
         Net unrealized gain (loss) on open
          contracts (MSIL)                             151,334  (206,630)
                                                     --------- ---------
           Total net unrealized gain on
            open contracts                             376,373   988,639
                                                     --------- ---------
           Total Trading Equity                      7,340,116 9,403,826
       Interest receivable (Morgan Stanley DW)           4,115     7,278
                                                     --------- ---------
           Total Assets                              7,344,231 9,411,104
                                                     ========= =========

                       LIABILITIES AND PARTNERS' CAPITAL

       LIABILITIES
       Redemptions payable                             295,570    41,293
       Accrued management fees (MSFCM)                  18,361    23,527
       Accrued incentive fee (MSFCM)                    --       279,771
                                                     --------- ---------
           Total Liabilities                           313,931   344,591
                                                     --------- ---------

       PARTNERS' CAPITAL
       Limited Partners (1,928.408 and
        2,168.038 Units, respectively)               6,794,754 8,651,504
       General Partner (66.850 and 104 Units,
        respectively)                                  235,546   415,009
                                                     --------- ---------
           Total Partners' Capital                   7,030,300 9,066,513
                                                     --------- ---------
           Total Liabilities and
            Partners' Capital                        7,344,231 9,411,104
                                                     ========= =========

       NET ASSET VALUE PER UNIT                       3,523.50  3,990.48
                                                     ========= =========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

STATEMENTS OF OPERATIONS

                                           FOR THE YEARS ENDED DECEMBER 31,
                                           -----------------------------
                                             2003        2002       2001
                                           --------    --------- ---------
                                              $           $          $
       REVENUES
       Trading profit (loss):
         Realized                           571,875    1,941,599 1,586,892
         Net change in unrealized          (612,266)     915,383  (971,318)
                                           --------    --------- ---------
                                            (40,391)   2,856,982   615,574
       Proceeds from Litigation Settlement    --         157,127     --
                                           --------    --------- ---------
          Total Trading Results             (40,391)   3,014,109   615,574
       Interest income (Morgan Stanley DW)   74,863      111,079   226,967
                                           --------    --------- ---------
          Total                              34,472    3,125,188   842,541
                                           --------    --------- ---------
       EXPENSES
       Brokerage commissions
        (Morgan Stanley DW)                 500,216      457,984   413,915
       Management fees (MSFCM)              272,920      261,122   251,672
       Incentive fees (MSFCM)               178,017      317,785    (8,184)
       Transaction fees and costs            22,087       21,374    19,463
                                           --------    --------- ---------
          Total                             973,240    1,058,265   676,866
                                           --------    --------- ---------
       NET INCOME (LOSS)                   (938,768)   2,066,923   165,675
                                           ========    ========= =========
       NET INCOME (LOSS) ALLOCATION:
       Limited Partners                    (924,305)   1,977,771   159,712
       General Partner                      (14,463)      89,152     5,963

       NET INCOME (LOSS) PER UNIT:
       Limited Partners                     (466.98)      857.24     57.34
       General Partner                      (466.98)      857.24     57.34

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                    UNITS OF
                   PARTNERSHIP  LIMITED    GENERAL
                    INTEREST    PARTNERS   PARTNER     TOTAL
                   ----------- ---------  --------  ----------
                                   $          $          $
Partners' Capital,
December 31, 2000   2,713.949  8,027,946   319,894   8,347,840
Net income              --       159,712     5,963     165,675
Redemptions          (220.940)  (702,310)    --       (702,310)
                    ---------  ---------  --------  ----------
Partners' Capital,
December 31, 2001   2,493.009  7,485,348   325,857   7,811,205
Net income              --     1,977,771    89,152   2,066,923
Redemptions          (220.971)  (811,615)    --       (811,615)
                    ---------  ---------  --------  ----------
Partners' Capital,
December 31, 2002   2,272.038  8,651,504   415,009   9,066,513
Net loss                --      (924,305)  (14,463)   (938,768)
Redemptions          (276.780)  (932,445) (165,000) (1,097,445)
                    ---------  ---------  --------  ----------
Partners' Capital,
December 31, 2003   1,995.258  6,794,754   235,546   7,030,300
                    =========  =========  ========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

STATEMENTS OF CASH FLOWS

                                 FOR THE YEARS ENDED DECEMBER 31,
                                 --------------------------------
                                    2003        2002       2001
                                 ----------  ---------  ---------
                                     $           $          $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                  (938,768) 2,066,923    165,675
Noncash item included in net
 income (loss):
  Net change in unrealized          612,266   (915,383)   971,318
Decrease in operating assets:
  Interest receivable
   (Morgan Stanley DW)                3,163      2,334     21,511
Increase (decrease) in operating
 liabilities:
  Accrued management fees
   (MSFCM)                           (5,166)     3,405     (1,171)
  Accrued incentive fees
   (MSFCM)                         (279,771)   269,084    (10,410)
                                 ----------  ---------  ---------
Net cash provided by (used for)
 operating activities              (608,276) 1,426,363  1,146,923
                                 ----------  ---------  ---------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Increase (decrease) in
 redemptions payable                254,277   (165,448)    79,660
Redemptions of Units             (1,097,445)  (811,615)  (702,310)
                                 ----------  ---------  ---------
Net cash used for financing
 activities                        (843,168)  (977,063)  (622,650)
                                 ----------  ---------  ---------

Net increase (decrease) in cash  (1,451,444)   449,300    524,273

Balance at beginning of period    8,415,187  7,965,887  7,441,614
                                 ----------  ---------  ---------

Balance at end of period          6,963,743  8,415,187  7,965,887
                                 ==========  =========  =========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2003 AND 2002

                                              LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                  GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                --------------- ------------- ---------------- -------------
2003 PARTNERSHIP NET ASSETS: $7,030,300              $              %              $               %
Foreign currency                                   18,651          0.27            --              --
Commodity                                         235,364          3.35         (39,900)         (0.57)
Interest Rate                                     (25,708)        (0.37)           --              --
Equity                                             38,900          0.55            --              --
                                                 --------         -----         -------          -----
 Grand Total:                                     267,207          3.80         (39,900)         (0.57)
                                                 ========         =====         =======          =====
 Unrealized Currency Gain

 Total Net Unrealized Gain per Statement of
   Financial Condition

2002 PARTNERSHIP NET ASSETS: $9,066,513
Foreign currency                                  803,531          8.86*           --              --
Commodity                                        (210,134)        (2.32)         11,650           0.13
Interest Rate                                     241,101          2.66            --              --
                                                 --------         -----         -------          -----
 Grand Total:                                     834,498          9.20          11,650           0.13
                                                 ========         =====         =======          =====
 Unrealized Currency Gain

 Total Net Unrealized Gain per Statement of
   Financial Condition


FUTURES AND FORWARD CONTRACTS:                NET UNREALIZED GAIN/(LOSS) # OF CONTRACTS/NOTIONAL AMOUNTS
------------------------------                -------------------------- -------------------------------
2003 PARTNERSHIP NET ASSETS: $7,030,300                   $
Foreign currency                                         18,651                    682,481,830
Commodity                                               195,464                            177
Interest Rate                                           (25,708)                            25
Equity                                                   38,900                              4
                                                       --------
 Grand Total:                                           227,307

 Unrealized Currency Gain                               149,066
                                                       --------
 Total Net Unrealized Gain per Statement of
   Financial Condition                                  376,373
                                                       ========
2002 PARTNERSHIP NET ASSETS: $9,066,513
Foreign currency                                        803,531                    504,102,936
Commodity                                              (198,484)                           263
Interest Rate                                           241,101                            215
                                                       --------
 Grand Total:                                           846,148

 Unrealized Currency Gain                               142,491
                                                       --------
 Total Net Unrealized Gain per Statement of
   Financial Condition                                  988,639
                                                       ========

* No single contract's value exceeds 5% of net assets

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION. Dean Witter Diversified Futures Fund II L.P. (the "Partnership") is a limited partnership organized to engage primarily in the speculative trading of futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, "futures interests").

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

REVENUE RECOGNITION. Futures interests are open commitments until settlement date. They are valued at

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit (loss) on open contracts from one period to the next on the statements of operations. Monthly, Morgan Stanley DW pays the Partnership interest income based upon 80% of its average daily Net Assets for that month at a rate equal to the average yield on 13-week U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies owed to the Partnership on futures interests.

NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

CONDENSED SCHEDULES OF INVESTMENTS. In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee ("AICPA Executive Committee") issued Statement of Position 01-1 ("SOP 01-1") "Amendment to the Scope of Statement of Position 95-2, Financial Reporting By Nonpublic Investment Partnerships, to Include Commodity Pools". SOP 01-1 required commodity pools to include a condensed schedule of investments identifying those investments which constitute more than 5% of Net Assets, taking long and short positions into account separately, beginning in fiscal years ending after December 15, 2001.
  In December 2003, the AICPA Executive Committee issued Statement of Position 03-4 ("SOP 03-4") "Reporting Financial Highlights and Schedule of Investments by Nonregistered Investment Partnerships: An Amendment to the Audit and Accounting Guide Audits Of Investment Companies and AICPA Statement of Position 95-2, Financial Reporting By Nonpublic Investment Partnerships". SOP 03-4 requires commodity pools to disclose on the Schedule of Investments the number of contracts, the contracts' expiration dates and the cumulative unrealized gains/(losses) on open futures contracts, when the cumulative unrealized gains/(losses) on an open futures contract exceeds 5% of Net Assets, taking long and short positions into account separately. SOP 03-4 also requires

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

ratios for expenses and net income/ (losses) based on average net assets to be disclosed in Financial Highlights. SOP 03-4 is effective for fiscal years ending after December 15, 2003.

EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnership's asset "Equity in futures interests trading accounts," reflected on the statements of financial condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co. and MSIL to be used as margin for trading and (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value.

  The Partnership, in the normal course of business, enters into various contracts with MS&Co. and MSIL acting as its commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis on the Partnership's statements of financial condition.

  The Partnership has offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under the terms of its master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS. The Partnership accrues brokerage commissions and transaction fees and costs on a half-turn basis at 80% and 100%, respectively, of the rates Morgan Stanley DW charges parties that are not clearinghouse members. Brokerage commissions and transaction fees and costs combined are capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of the Partnership's Net Assets as of the last day of each month.

OPERATING EXPENSES. The Partnership incurs a monthly management fee and may incur an incentive fee. Demeter and Morgan Stanley DW bear all other operating expenses.

INCOME TAXES. No provision for income taxes has been made in the accompanying financial statements, as

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

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

--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS
The Partnership pays brokerage commissions to Morgan Stanley DW as described in
Note 1. The Partnership's cash is on deposit with Morgan Stanley DW, MS&Co. and MSIL in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1. Management fees and incentive fees (if any) incurred by the Partnership are paid to MSFCM.

--------------------------------------------------------------------------------
3. TRADING MANAGER
Demeter, on behalf of the Partnership and itself, entered into a management agreement with MSFCM to make all trading decisions for the Partnership.

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

  Compensation to MSFCM by the Partnership consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE. The management fee is accrued daily at the rate of 1/4 of 1% per month (a 3% annual rate) of adjusted Net Assets, as defined in the management agreement, as of each month-end.

INCENTIVE FEE. The Partnership pays an annual incentive fee to MSFCM equal to 15% of the trading profits earned by the Partnership as of the end of each annual incentive period ending January 31. Trading profits represent the amount by which gains from futures and forwards trading exceed losses after brokerage commissions, management fees and transaction fees and costs are deducted. Such incentive fee is accrued in each month in which trading profits occur. In those months in which trading profits are negative, previous accruals, if any, during the incentive period are reduced.

--------------------------------------------------------------------------------
4. FINANCIAL INSTRUMENTS
The Partnership trades futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

(1)One or more underlying notional amounts or payment provisions;

(2)Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;

(3)Terms require or permit net settlement.

  Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors and collars.

  The net unrealized gains on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                     NET UNREALIZED GAINS
                       ON OPEN CONTRACTS       LONGEST MATURITIES
                  --------------------------- ---------------------
                              OFF-                         OFF-
                  EXCHANGE- EXCHANGE-         EXCHANGE-  EXCHANGE-
             YEAR  TRADED    TRADED    TOTAL   TRADED     TRADED
             ---- --------- --------- ------- ---------- ----------
                      $         $        $
             2003  357,722    18,651  376,373  Mar. 2004  Mar. 2004
             2002  185,108   803,531  988,639 Sept. 2004 April 2003

  The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

  The Partnership also has credit risk because Morgan Stanley DW, MS&Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co. and MSIL each as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

NOTES TO FINANCIAL STATEMENTS
(concluded)

Trading Commission to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains on all open futures contracts, which funds, in the aggregate, totaled $7,321,465 and $8,600,295 at December 31, 2003 and 2002, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated, however, MS&Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

                                    PER UNIT:
                                    ---------
NET ASSET VALUE, JANUARY 1, 2003:   $3,990.48
                                    ---------
NET OPERATING RESULTS:
  Realized Profit                      233.81
  Unrealized Loss                     (284.03)
  Interest Income                       34.73
  Expenses                            (451.49)
                                    ---------
  Net Loss                            (466.98)
                                    ---------
NET ASSET VALUE, DECEMBER 31, 2003: $3,523.50
                                    =========

  Expense Ratio                        10.9 %
  Net Loss Ratio                      (10.5)%

TOTAL RETURN 2003                     (11.7)%

INCEPTION-TO-DATE RETURN              252.4 %

COMPOUND ANNUALIZED RETURN              8.8 %

                    Demeter Management Corporation
                    825 Third Avenue, 9th Floor
                    New York, NY 10022

[LOGO] Morgan Stanley

ADDRESS SERVICE REQUESTED


[LOGO] printed on recycled paper
                                   PRESORTED
                               FIRST CLASS MAIL
                                 U.S. POSTAGE
                                     PAID
                                  PERMIT #374
                                 LANCASTER, PA