Form 10-Q
period 2005-09-30
WITTER DEAN DIVERSIFIED FUTURES FUND II L P
filed 2005-11-14
CIK 839945

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005 or

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

Yes             No    X


Indicate by check-mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes___  No X


	       <table> DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2005




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2005
		(Unaudited) and December 31, 2004..........................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2005 and 2004 (Unaudited)..............3

		Statements of Changes in Partners? Capital for the
	  Nine Months Ended September 30, 2005 and 2004
		(Unaudited).................................. .............4

		Statements of Cash Flows for the Nine Months
		Ended September 30, 2005 and 2004 (Unaudited)..............5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......12-27

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................28-40

Item 4.	Controls and Procedures................................41


PART II. OTHER INFORMATION

Item 5.	Other Information...................................42-43

Item 6.	Exhibits...............................................43




       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
	STATEMENTS OF FINANCIAL CONDITION
	     September 30,	December 31,
	       2005        	        2004
	      $	 $
	       (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash		4,866,277	5,838,647

	Net unrealized gain (loss) on open contracts (MSIL)	          (12,388)	      10,406
	Net unrealized gain (loss) on open contracts (MS&Co.)	    (86,460)	        506,726

		Total net unrealized gain (loss) on open contracts	    (98,848)	    517,132

		Total Trading Equity	4,767,429	6,355,779

Interest receivable (Morgan Stanley DW)		 	       11,015		       8,989

		Total Assets	  4,778,444	 6,364,768

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	114,648	164,684
Accrued management fees (VK Capital)	      11,946	       15,912

		Total Liabilities	    126,594	    180,596

Partners? Capital

Limited Partners (1,629.113 and
   1,735.637 Units, respectively)	4,468,487	5,954,816
General Partner (66.850 Units)	     183,363
	    229,356

		Total Partners? Capital	    4,651,850	 6,184,172

		Total Liabilities and Partners? Capital	    4,778,444	 6,364,768


NET ASSET VALUE PER UNIT                                                         	    2,742.90
   3,430.91



	The accompanying notes are an integral part of these financial statements.

	       <table> DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



                   For the Three Months	                         For the Nine
Months
  	                   Ended September 30,     	          Ended September 30,

                          2005   	         2004    	       2005   	    2004
                             $	                 $	         $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   32,883		    17,355 		   90,260		            44,808

EXPENSES
	Brokerage commissions (Morgan Stanley DW)	53,968 	  53,812	182,286		222,482
	Management fees (VK Capital)	36,031      	    42,559	114,905 		   144,773
	Transaction fees and costs	      2,561	         2,733	      9,556		        10,488

		   Total Expenses 	    92,560	       99,104	  306,747		      377,743

NET INVESTMENT LOSS 	   (59,677)	     (81,749)	  (216,487)		    (332,935)

TRADING RESULTS
Trading profit (loss):
	Realized	320,651 	(633,663)	(397,387)		(692,671)
	Net change in unrealized	   (497,290)	     766,345 	   (615,980) 	     (57,624)
			(176,639)	132,682	(1,013,367)		(750,295)
Proceeds from Litigation Settlement	     ?  	         1,548	     ?  		         1,548

		   Total Trading Results	   (176,639)	     134,230	  (1,013,367)		    (748,747)

NET INCOME (LOSS)	   (236,316)	       52,481	   (1,229,854)		 (1,081,682)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(227,226)	  50,665	(1,183,861)		(1,044,904)
	General Partner 	(9,090)	1,816		(45,993)	(36,778)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                       (135.98)                  27.17		(688.01)	(550.16)
	General Partner                                                        (135.98) 	                 27.17		(688.01)	(550.16)





	The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2005 and 2004
	(Unaudited)



	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners? Capital,
	December 31, 2003	1,995.258	6,794,754	       235,546	7,030,300

Net Loss	?	(1,044,904)	(36,778)	(1,081,682)

Redemptions	     (144.771)	   (446,499)             ?
	    (446,499)

Partners? Capital,
   September 30, 2004                                     1,850.487	  5,303,351	    198,768	  5,502,119




Partners? Capital,
	December 31, 2004	1,802.487	5,954,816	       229,356	6,184,172

Net Loss	?	(1,183,861)	(45,993)	(1,229,854)

Redemptions	     (106.524)	   (302,468)             ?
	    (302,468)

Partners? Capital,
   September 30, 2005                                     1,695.963	  4,468,487	    183,363	  4,651,850













The accompanying notes are an integral part of these financial statements.


       <table> DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	          For the Nine Months Ended September 30,

	      2005     	      2004
	      $	     $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		 	(1,229,854)
	(1,081,682)
Noncash item included in net loss:
	Net change in unrealized	615,980	57,624

Increase in operating assets:
	Interest receivable (Morgan Stanley DW)	(2,026)	(2,152)

Decrease in operating liabilities:
	Accrued management fees (VK Capital)	     (3,966)	          (3,966)

Net cash used for operating activities	  (619,866)	    (1,030,176)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid from redemptions of Units	   (352,504)	     (500,581)

Net cash used for financing activities	   (352,504)	     (500,581)

Net decrease in cash	(972,370)	(1,530,757)

Balance at beginning of period	   5,838,647	    6,963,743

Balance at end of period	  4,866,277	    5,432,986






	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2005

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


Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). The trading manager is VK Capital Inc., formerly, Morgan Stanley Futures & Currency Management Inc. (?VK Capital? or the ?Trading Manager?). Demeter, Morgan Stanley DW, MS & Co., MSIL, and VK Capital are wholly-owned subsidiaries of Morgan Stanley.

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

3.  Financial Instruments
The Partnership trades futures and forward contracts on physical commodities and other commodity interests, including, but not
       DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, ?Accounting for Derivative Instruments and Hedging
       DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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

The net unrealized gains/(losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

                  Net Unrealized Gains/(Losses)
                       on Open Contracts                 Longest Maturities

	Exchange-	Off-Exchange-		        Exchange-  Off-Exchange-
Date	  Traded  	  Traded  	  Total  	 Traded  	  Traded
	$	$	$

Sep. 30, 2005	204,749	(303,597)	(98,848)	Jun. 2006	Dec. 2005
Dec. 31, 2004	323,480	193,652	517,132	Sep. 2005	Mar. 2005

       DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures and forward contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures and forward contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and forward contracts, including an amount equal to the net unrealized gains (losses) on all open futures and forward contracts, which funds, in the aggregate, totaled $5,071,026 and $6,162,127 at September 30, 2005 and December 31, 2004,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there

       DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

any requirement that an amount equal to the net unrealized gains
(losses) on open forward contracts be segregated.  However, the


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

Results of Operations
General. The Partnership?s results depend on the Trading Manager and the ability of the Trading Manager?s trading programs to take advantage of price movements in the futures and forwards markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit
(loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts, along with the ?Proceeds from Litigation Settlement?, constitute the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage commission expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2005
The Partnership recorded total trading results including interest income totaling $(143,756) and expenses totaling $92,560, resulting in a net loss of $236,316 for the three months ended
September 30, 2005. The Partnership?s net asset value per Unit decreased from $2,878.88 at June 30, 2005 to $2,742.90 at
September 30, 2005.

The most significant trading losses of approximately 8.1% were recorded within the currency markets during August from long U.S. dollar positions against the euro, Japanese yen, and Swiss franc, as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders data, the U.S. trade imbalance, and economic warnings from the U.S. Federal Reserve Chairman Alan Greenspan. The Japanese yen?s value was pushed higher early in the month amid expectations for improvements in the Japanese economy, while the value of the euro was strengthened by strong signals of euro-zone economic improvement. Elsewhere in the currency markets, losses were experienced from long positions in the euro versus the British pound cross-rate as the value of the pound reversed higher against the euro. Smaller losses were incurred from long positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar finished lower.
       During September, losses were incurred from short U.S.
dollar positions against the Japanese yen, euro, and Swiss franc, as the value of the U.S. dollar increased during the month. The main driver of the U.S. dollar strength was expectations that the U.S. Federal Reserve would most likely continue to raise interest rates. In addition, the value of the euro was pulled lower after the release of lower 2005 and 2006 growth estimates for the European economy and news that Germany?s incumbent Chancellor, Gerhard Schroeder, refused to concede defeat to the opposition leader, Angela Merkel, in the days after the election. Additional losses of approximately 7.0% were recorded in the global interest rate futures markets throughout the quarter from both long and short positions in European, Japanese, U.S., and Australian fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the United States and the European Union, and volatility in energy prices. Smaller losses of approximately 0.3% were recorded in the metals markets, primarily during July and August, from positions in aluminum and gold as prices moved in a choppy manner amid conflicting news regarding supply and demand and volatility in the U.S. dollar. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 6.3% in the energy markets during August from long positions in natural gas and crude oil as prices climbed higher after Hurricane Katrina struck the U.S. Gulf Coast, resulting in heavily damaged or destroyed refineries and production facilities.
       Further gains were experienced during September from long positions in natural gas as prices continued to strengthen in response to concern for the long-term effects on supplies in the Gulf of Mexico after Hurricane Katrina. Also pushing prices higher was anticipation of strong demand in the coming winter months and fears for the approach of Hurricane Rita and the additional damage it could have caused to output in the Gulf of Mexico. Additional gains of approximately 4.6% were experienced in the global stock index futures markets, primarily during July and September, from long positions in European and Pacific Rim equity index futures as prices increased on strong corporate earnings, a decline in oil prices and signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. In the agricultural markets, gains of approximately 0.2% were recorded during August and September from short positions in coffee futures as prices trended lower amid news of lower global consumption and a strong crop from Brazil and Colombia.

The Partnership recorded total trading results including interest income totaling $(923,107) and expenses totaling $306,747, resulting in a net loss of $1,229,854 for the nine months ended
September 30, 2005. The Partnership?s net asset value per Unit decreased from $3,430.91 at December 31, 2004 to $2,742.90 at September 30, 2005.

       The most significant trading losses of approximately 20.6%
were recorded in the currency markets from positions in the euro relative to the British pound and the U.S. dollar. During January, long positions in the euro versus the British pound and the U.S. dollar incurred losses as the value of the euro reversed sharply lower in what many analysts described as a ?corrective? move after its strong upward trend during the fourth quarter of 2004. This decline in the value of the euro was attributed to weak economic data out of the European Union and a rebound in the value of its main rival, the U.S. dollar. Additional losses were recorded during February and March from both long and short positions in the euro against these currencies as the value of the euro moved without consistent direction amid conflicting economic data out of Germany, the European Union?s largest economy. Elsewhere in the currency markets, losses resulted from positions in the Singapore dollar, Swedish krona, South African rand, and Swiss franc relative to the U.S dollar, primarily during February and March, as the value of the U.S. dollar moved in a trendless range amid speculation that China would revalue its currency, negative comments by U.S. Federal Reserve Chairman Alan Greenspan about the considerable U.S. Current-Account deficit, and the U.S. Federal Reserve's announcement of a quarter-point increase in the federal funds rate. During August, further losses were incurred from long U.S. dollar positions against the euro, Swedish krona, and Swiss franc, as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders data, the U.S.
       trade imbalance, and economic warnings from U.S. Federal
Reserve Chairman Alan Greenspan. Smaller losses in August were experienced from long positions in the euro versus the British pound cross-rate as the value of the pound reversed higher against the euro. Finally, during September, losses were incurred in currencies from short U.S. dollar futures positions against the euro, Swiss franc, and Swedish krona, as the value of the U.S. dollar increased during the month on expectations that the U.S. Federal Reserve would most likely continue to raise interest
rates.   Additional losses of approximately 3.8% were recorded in
the global interest rate futures markets during March from short European interest rate futures positions as prices reversed higher amid strength in the euro towards the beginning of the month as investors feared that continued strength in the currency could restrict foreign exports. Prices were also pushed higher on the expectations that Europe would continue to maintain a low-interest rate environment, as well as economic concerns stemming from surging energy prices. Further losses were experienced during February from long positions in long-term U.S. interest rate futures as prices declined in response to strong global economic data and congressional testimony by the U.S. Federal Reserve Chairman Alan Greenspan, which supported Wall Street expectations for additional interest rate hikes. During the third quarter, losses were recorded from both long and short positions in U.S., Australian, and European fixed-income futures as prices moved without consistent direction amid conflicting economic data,
       uncertainty regarding the future interest rate policy of the United States and the European Union, and volatility in energy prices. Within the agricultural complex, losses of approximately 2.4% were recorded from both long and short positions in corn during March, April, May, and June as prices moved without consistent direction throughout most of the year due to conflicting news regarding supply and demand and weather related factors in the U.S. growing regions. Elsewhere in the agricultural markets, losses were experienced from short positions in cotton futures during January as prices moved higher early in the month due to speculative buying and news of a decrease in supply. Further losses were incurred from long positions in cotton futures during May as prices declined on news of weak demand in China and technically-based selling. Smaller losses were experienced during February, March, and September from positions in cocoa futures. Within the metals markets, losses of approximately 1.4% were recorded during April, June, July, and August from both long and short positions in gold and aluminum futures as prices moved in a choppy manner amid conflicting news regarding supply and demand and volatility in the U.S. dollar. A portion of these losses for the first nine months of the year was offset by gains of approximately 6.4% in the global stock index futures markets during May, June, July, and September from long positions in European equity index futures as prices moved higher on strength in the technology sector, strong corporate earnings, and weakness in the euro, as investors expressed confidence that a
       weaker euro would boost European exports.  Elsewhere in the global equity index markets, gains were recorded during September from long positions in Australian stock index futures as prices moved significantly higher on news of the largest ever annual jobs gain, an improvement in that country?s Current-Account deficit, and strong retail sales data. Additional gains of approximately 2.2% were experienced in the energy markets during May from long positions in natural gas futures as prices drifted higher on the heels of higher crude oil prices. During August, further gains resulted from long positions in natural gas as prices climbed higher after Hurricane Katrina struck the U.S. Gulf Coast, resulting in heavily damaged or destroyed production facilities. Additional gains were experienced during September from long positions in natural gas as prices continued to strengthen throughout the month in response to concern for the long-term effects on supplies in the Gulf of Mexico after Hurricane Katrina. Also pushing prices higher was anticipation of strong demand in the coming winter months and fears for the approach of Hurricane Rita, and the additional damage it could have caused to output in the Gulf of Mexico.

For the Three and Nine Months Ended September 30, 2004
The Partnership recorded total trading results including interest income totaling $151,585 and expenses totaling $99,104, resulting in net income of $52,481 for the three months ended September 30,
       2004.  The Partnership?s net asset value per Unit increased from $2,946.17 at June 30, 2004 to $2,973.34 at September 30,
2004.

The most significant trading gains of approximately 4.6% were generated in the energy markets, primarily during July and September, from long positions in crude oil as prices strengthened due to continuing fears about potential terrorist attacks against the production and refining facilities in Saudi Arabia and Iraq, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, major disruptions in oil production in the Gulf of Mexico due to Hurricane Ivan, and growing civil unrest in Nigeria. Elsewhere in the energy markets, gains were recorded during August from short positions in natural gas futures as prices drifted lower due to record reserves and heavily reduced market demand. Additional gains of approximately 1.7% were recorded in the global interest rate futures markets, primarily during August and September, from long positions in European interest rate futures as prices trended higher, boosted by a surge in oil prices, uncertainty in the global equity markets, and testimony by the U.S. Federal Reserve Chairman Alan Greenspan depicting a somewhat less optimistic view about the immediate future of the U.S. economy. Smaller gains of approximately 0.5% were experienced in the agricultural markets during July and September from short positions in corn futures as prices weakened due to ideal weather conditions in the growing region of the U.S.
       Midwest, reports of increased inventories by the U.S.
Department of Agriculture, and weak export demand. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 3.9% recorded in the currency markets during July and September from positions in the Australian dollar relative to the U.S. dollar as the value of the Australian dollar moved without consistent direction due to volatility in gold prices, geopolitical concerns regarding terror warnings in the Pacific Rim, and the decision by the Reserve Bank of Australia to raise interest rates. Elsewhere in the currency markets, losses resulted from positions in the euro versus the U.S. dollar and the Japanese yen as the value of the euro experienced short-term price volatility throughout the quarter due to higher energy prices and uncertainty about the direction of the ?euro-zone? economy. Smaller losses were incurred, primarily during September, from short positions in the Swiss franc against the U.S. dollar as the Swiss currency?s ?safe-haven? status pushed its value higher in reaction to major geopolitical concerns. Within the metals markets, losses of approximately 1.0% were experienced during September from short positions in nickel futures as base metals prices increased on continued demand from China and reports of lower-than-expected inventories. Elsewhere in the metals markets, losses were recorded primarily during July from short positions in copper futures as prices moved higher due to speculation of increased demand and reduced supply from Mexico. Smaller losses of approximately 0.6% were recorded in the global stock index
       futures markets during July and August from short positions in S&P 500 Index futures as prices temporarily bounced higher due to better-than-expected U.S. economic data.

The Partnership recorded total trading results including interest income totaling $(703,939) and expenses totaling $377,743, resulting in a net loss of $1,081,682 for the nine months ended September 30, 2004. The Partnership?s net asset value per Unit decreased from $3,523.50 at December 31, 2003 to $2,973.34 at September 30, 2004.

The most significant trading losses of approximately 17.5% were recorded in the currency markets from positions in the Japanese yen versus the U.S. dollar. These losses were experienced primarily during the first and second quarter from both long and short positions in the yen relative to the U.S. dollar as the value of the yen experienced significant short-term price volatility. Conflicting economic data regarding a Japanese economic recovery, uncertainty regarding a currency market intervention by the Bank of Japan, geopolitical concerns stemming from instability in Iraq, and uncertainty regarding the direction of U.S. and Japanese interest rates contributed to the yen?s trendless price movement. Losses were also recorded from positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar experienced significant
?whipsawing? during the first and second quarter in tandem with the Japanese yen. The price volatility in the Japanese yen also resulted in losses from cross-rate positions in the euro versus the Japanese yen for the aforementioned reasons. In the third quarter, however, volatility in the euro was responsible for losses in euro/Japanese yen cross-rate positions as the value of the euro moved in a trendless pattern throughout the quarter due to higher energy prices and uncertainty about the direction of the ?euro-zone? economy. Additional losses of approximately 1.7%
were incurred in the metals markets, primarily during April, from long futures positions in gold as precious metals prices weakened due to the strength in the U.S. dollar. Elsewhere in the metals markets, losses were recorded primarily during September from short positions in nickel futures as base metals prices increased on continued demand from China and reports of lower-than-expected inventories. Smaller losses of approximately 0.8% were recorded in the global stock index futures markets during March and May from long positions in S&P 500 Index futures as equity prices decreased on geopolitical concerns. During July and August, short positions in S&P 500 Index futures resulted in further losses as prices temporarily bounced higher due to better-than-expected U.S. economic data. A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 3.0% in the energy markets. During February, May, July, and September, long positions in crude oil profited as prices trended higher due to consistent news of tight supply, continuing geopolitical concerns in the Middle East, concerns that
       top Russian oil producer, Yukos, may break up or stop selling oil, major disruptions in oil production in the Gulf of Mexico due to Hurricane Ivan, and growing civil unrest in Nigeria.
 Additional gains of approximately 2.5% were experienced in the agricultural markets during January, March, and June from long positions in corn futures as prices increased on news of strong demand from Asia. Further gains were experienced during July and August from short positions in corn futures as prices weakened due to ideal weather conditions in the growing regions of the U.S. Midwest, reports of increased inventories by the U.S. Department
of Agriculture, and weaker export demand.   Elsewhere in the
agricultural complex, gains were recorded from short positions in cotton futures, primarily during March, April, June, and July, as prices trended lower amid rising supplies and news of a consistent decline in demand from China. Smaller gains of approximately 1.2% were recorded in the global interest rate futures markets from long positions in European interest rate futures during February, March, August, and September as prices rallied on uncertainty in the global equity markets, disappointing economic data, ?safe-haven? buying amid major geopolitical concerns, and a surge in oil prices.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2005 and 2004. At September 30, 2005 and 2004, the Partnership?s total capitalization was approximately $5 million and $6 million, respectively.

Primary Market           September 30, 2005    September 30, 2004
Risk Category	  	       Value at Risk         Value at Risk

Equity						(2.58)%			      -  %

Interest Rate 				(1.24)			   (1.73)

Currency					(1.14)                 (1.01)

Commodity					(0.67)   			   (2.38)

Aggregate Value at Risk        (2.88)%                (3.91)%


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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005.

Primary Market Risk Category         High        Low     Average
Equity							(2.58)%	 (0.55)%	 (1.91)%
Interest Rate					(1.74)	 (0.60)	 (1.29)
Currency						(2.31)	 (1.14)	 (1.46)
Commodity						(4.09)	 (0.22)	 (1.34)
Aggregate Value at Risk			(6.04)%	 (1.72)%	 (3.32)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2005, and for the four quarter-
       end reporting periods from October 1, 2004 through September
30, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2005, such amount is equal to approximately 91% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

       The following were the primary trading risk exposures of the Partnership at September 30, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at September 30, 2005 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2005, the Partnership?s primary exposures were to the CAC 40 (France), Dax (Germany), and Hang
Seng (China) stock indices.    The Partnership is exposed to the
risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate.	  The second largest market exposure of the
Partnership at September 30, 2005 was to the global interest rate sector. Exposure was primarily spread across the European, Japanese, and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The third largest market exposure of the Partnership at September 30, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2005, the Partnership?s major exposures were to the euro and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.


Commodity.
Metals.	  At September 30, 2005, the Partnership had market
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

Energy. At September 30, 2005, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was primarily by futures contracts in natural gas.
 Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

       Soft Commodities and Agriculturals.  At September 30,
2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the corn, coffee, and cocoa markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets. Qualitative Disclosures Regarding Non-Trading Risk Exposure The following was the only non-trading risk exposure of the Partnership at September 30, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2005 were in Australian dollars, British pounds, and Hong Kong dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Demeter monitors and controls the risk of the Partnership?s non-
trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Manager.
Item 4. CONTROLS AND PROCEDURES
(a) 	As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a?15(e) and 15d?15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

(b) There have been no material changes during the period covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


       PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION
Subsequent Event. Effective October 3, 2005, with the consent of the general partner, VK Capital began trading approximately 20% of the Partnership?s assets pursuant to its QDS Program, as described below. The allocation to the QDS Program was primarily done to diversify the trading methodologies of the Trading Manager with the objective of enhancing the overall risk/return characteristics of the Partnership. The QDS Program has been trading approximately $1.4 million of proprietary assets of a Morgan Stanley affiliate since the inception of the QDS Program in August 2004.


The QDS Program is a diversified systematic trading program designed to provide consistent returns with strict risk control measures. The portfolio composition includes a diverse group of global futures and currency markets which include the Agriculture, Currency, Energy, Global Stocks, Global Financial, and Metal complexes. QDS positions itself with managed exposure to take advantage of significant longer term price moves via algorithms that highlight trading opportunities.

VK Capital will continue to trade approximately 40% of the Partnership?s assets pursuant to its Diversified Portfolio and approximately 40% of the Partnership?s assets pursuant to its Global Portfolio. Subject to the prior approval of the General
       Partner, VK Capital may, at any time, trade some or all of the Partnership?s assets among one or more of its other trading programs.


Item 6.  EXHIBITS

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



                     Dean Witter Diversified Futures Fund II L.P.
                     (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

November 14, 2005    By:/s/Kevin Perry
                           Kevin Perry
                           Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.






















DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


DEAN WITTER DIVERSIFIED FUTURES FUND II
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)