Form 10-K
period 2005-12-31
WITTER DEAN DIVERSIFIED FUTURES FUND II L P
filed 2006-03-28
CIK 839945

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2005 or

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

	Units of Limited Partnership Interest

	(Title of Class)

Indicate by check-mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes _____   No   __X___

Indicate by check-mark if the registrant
is not required to file reports pursuant
to Section 13 or Section 15(d) of the Act.  Yes        No  __X___

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

Indicate by check-mark whether the registrant is a
 large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer____  Accelerated filer____  Non-accelerated filer __X__

Indicate by check-mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes _____   No   __X___

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$4,810,360 at June 30, 2005.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


       <table> DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2005
                              Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . . . . . . 1

Part I .

  Item 1.	 Business . . . . . . . . . . . . . . . . . . . . . . . . 2-5

  Item 1A.	 	Risk Factors . . . . .  . . . . . . . . . . . . . . . . .5-6

  Item 1B.		Unresolved Staff Comments . . . . . . . . . . . . . . . . .6

  Item 2.  	 Properties . . . . . . . . . . . . . . . . . . . . . . . . 6

  Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . 6

  Item 4.   Submission of Matters to a Vote of Security Holders. . . . 6
Part II.

  Item 5.   Market for the Registrant's Partnership Units
            and Related Security Holder Matters. . . . . . . . . . . . 7

  Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . 8

  Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . .  9-26

  Item 7A.  Quantitative and Qualitative Disclosures About
            Market Risk. . . . . . . . . . . . . . . . . . . . . . 26-39

  Item 8.   Financial Statements and Supplementary Data. . . . . . . .40

  Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . . . . .  40

  Item 9A.	 	Controls and Procedures . . . . . . . . . . . . . . . .41-43
  Item 9B.		Other Information . . . . . . . . . . . . . . . . . . . ..43
Part III.

  Item 10.  Directors and Executive Officers of the Registrant . . 44-49

  Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . .49

  Item 12.  Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . . . . 49-50

  Item 13.  Certain Relationships and Related Transactions . . . . . .50

  Item 14.  Principal Accounting Fees and Services . . . . . . . . 50-52
Part IV.

  Item 15.  Exhibits and Financial Statement Schedules . . . . . . 53-54

               DOCUMENTS INCORPORATED BY REFERENCE



Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated             Part of Form 10-K


	Partnership's Prospectus dated
     	October 28, 1988                             I

     	Annual Report to Dean Witter
	Diversified Futures Fund II L.P.
	Limited Partners for the year
	ended December 31, 2005                 II, III, and IV

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

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). The trading manager is VK Capital Inc. (?VK Capital? or the ?Trading Manager?, formerly, Morgan Stanley Futures & Currency Management Inc.). Demeter, Morgan Stanley DW, MS & Co., MSIL, and VK Capital are wholly-owned subsidiaries of Morgan Stanley.

The Partnership began the year at a net asset value per unit of limited partnership interest ("Unit(s)") of $3,430.91 and returned
 -21.5% to $2,693.09 on December 31, 2005. For a more detailed description of the Partnership?s business, see subparagraph (c).
       Effective April 28, 2005, Morgan Stanley Futures & Currency
Management Inc. changed its name to VK Capital Inc.

(b) Financial Information about Segments. For financial infor-mation reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures and forward contracts. The relevant financial information is presented in Items 6 and 8.

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

	Facets of Business
	1.	Summary	1.	"Summary of the Prospectus"
			(Pages 2-7 of the
			 Prospectus).

	2.	Commodity Markets	2.	"The Commodities Markets"
				(Pages 57-67 of the
				 Prospectus).

	3.	Partnership's Commodity	3.	?Trading Policies? (Pages
		Trading Arrangements and		 28-29 of the Prospectus).
		Policies                       ?The Trading Manager?
		 		(Pages 29-38 of the
			                                Prospectus).

    4.		Management of the Part-	4.	"The Management Agreement?
	nership		(Pages 39-41 of the
			 Prospectus).  ?The
				 General Partner? (Pages
     				 41-56 of the Prospectus)
				 and ?The Commodity
	 Broker? (Pages 56-57 of
	 the Prospectus).  ?The
	 Limited Partnership
 	 Agreement? (Pages 68-73
	 of the Prospectus).

	5.	Taxation of the Partner-	5. 	?Federal Income Tax Aspects"
 	ship?s Limited Partners		 and ?State and Local
				 Income Tax Aspects?
				(Pages 75-83 of the
				 Prospectus).


(d) Financial Information about Geographic Areas. The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades futures and forwards on foreign exchanges.

(e) Available Information. The Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (?SEC?). You may read and copy any document filed by the Partnership at the SEC?s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including the Partnership) file electronically with the SEC. The SEC?s website address is http://www.sec.gov.

Item 1A.  RISK FACTORS
The following risk factors contain forward looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in ?Quantifying the Partnership?s Trading Value at Risk? in Item 7A ?Quantitative and Qualitative Disclosures About Market Risk? are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact. The qualitative disclosures, except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposure, in the ?Qualitative Disclosure Regarding Primary Trading Risk Exposures? in Item 7A ?Quantitative and Qualitative Disclosures About Market Risk? are deemed to be forward looking statements for purposes of the safe harbor.

The Partnership is in the business of speculative trading of futures and forwards. For a detailed description of the risks that may affect the business of the Partnership, see the discussion of risk factors as set forth in Item 7 ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 7A ?Quantitative and Qualitative Disclosures About Market Risk?.

Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

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

(b) Holders. The number of holders of Units at December 31, 2005 was approximately 252.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on January 18, 1989. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of the Partnership?s profits.
       <table> Item 6. SELECTED FINANCIAL DATA (in dollars)







                                       For the Years Ended December 31,

                          2005          2004           2003           2002          2001

Total Trading Results
including interest
income		(921,821)	   246,539 	34,472	  3,125,188
	842,541

Net Income (Loss)    	(1,314,318)	    (234,946)       (938,768) 	 2,066,923	165,675


Net Income (Loss)
Per Unit (Limited
& General Partners)     	(737.82)     	 (92.59)        (466.98)    	 857.24	57.34


Total Assets       	4,578,832	   6,364,768	 7,344,231	9,411,104	8,048,755


Total Limited
Partners' Capital   	4,177,057	  5,954,816 	6,794,754	8,651,504	7,485,348


Net Asset Value
Per Unit             	2,693.09	  3,430.91	3,523.50	3,990.48	3,133.24


       Item 7.	  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS 	OF OPERATIONS


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

The Partnership?s investment in futures and forwards may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in that futures contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures contracts and result in restrictions on redemptions.

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

Results of Operations.
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements in the futures and forwards markets. The following presents a summary of the Partnership?s operations for each of the three years in the period ended December 31, 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following:
The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts, along with the ?Proceeds from Litigation Settlement?, constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded total trading results including interest income totaling $(921,821) and expenses totaling $392,497, resulting in a net loss of $1,314,318 for the year ended December 31, 2005. The Partnership?s net asset value per Unit decreased from $3,430.91 at December 31, 2004 to $2,693.09 at December 31,
2005. Total redemptions for the year were $542,388 and the Partnership?s ending capital was $4,327,466 at December 31, 2005, a decrease of $1,856,706 from ending capital at December 31, 2004 of $6,184,172.

The most significant trading losses of approximately 19.6% were recorded in the currency markets from positions in the euro relative to the British pound and the U.S. dollar. During January, long positions in the euro versus the British pound and the U.S. dollar incurred losses as the value of the euro reversed sharply lower in what many analysts described as a ?corrective? move after its strong upward trend during the fourth quarter of 2004. This decline in the value of the euro was attributed to weak economic data out of the European Union and a rebound in the value of its main rival, the U.S. dollar. Additional losses were recorded during February and March from both long and short positions in the euro against these currencies as the value of the euro moved without consistent direction amid conflicting
       economic data out of Germany.  Elsewhere in the currency markets, losses resulted from positions in the Singapore dollar, Swedish krona, South African rand, and Swiss franc relative to the U.S dollar, primarily during February and March, as the value of the U.S. dollar moved in a trendless range amid speculation that China would re-value its currency, negative comments by U.S. Federal Reserve Chairman Alan Greenspan about the considerable U.S. Current-Account deficit, and the U.S. Federal Reserve's announcement of a quarter-point increase in the federal funds rate. During August, further losses were incurred from long U.S. dollar positions against the euro, Swedish krona, and Swiss franc as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders data, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Smaller losses in August were experienced from long positions in the euro versus the British pound cross-rate. Finally, during September, losses were incurred from short U.S. dollar positions against the euro, Swiss franc, and Swedish krona as the value of the U.S. dollar increased on expectations that the U.S. Federal Reserve would
most likely continue to raise interest rates.   Additional losses
of approximately 5.5% were recorded in the global interest rate futures markets during March from short European interest rate futures positions as prices reversed higher amid strength in the euro towards the beginning of the month. Prices were also pushed higher on the expectations that Europe would continue to maintain
       a low interest rate environment, as well as economic
concerns stemming from surging energy prices. Further losses were experienced during February from long positions in long-term U.S. interest rate futures as prices declined in response to strong global economic data and congressional testimony by U.S. Federal Reserve Chairman Alan Greenspan, which supported Wall Street expectations for additional interest rate hikes. During the third quarter, losses were recorded from both long and short positions in U.S., Australian, and European fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the U.S. and the European Union, and volatility in energy prices. Within the agricultural complex, losses of approximately 2.5% were recorded from both long and short positions in corn futures during March, April, May, June, and December as prices moved without consistent direction throughout most of the year due to conflicting news regarding supply and demand and weather related factors in the U.S. growing regions. Elsewhere in the agricultural markets, losses were experienced from short positions in cotton futures during January as prices moved higher early in the month due to speculative buying and news of a decrease in supply. Further losses were incurred from long positions in cotton futures during May as prices declined on news of weak demand in China. Smaller losses were experienced during February, March, and September from positions in cocoa futures. A portion of the Partnership?s overall losses for the
       year was offset by gains of approximately 2.9% in the global stock index futures markets during May, June, July, September, and November from long positions in European equity index futures as prices moved higher on strength in the technology sector, strong corporate earnings, and weakness in the euro. Elsewhere gains were recorded during the fourth quarter from long positions in Japanese stock index futures as prices moved higher on a reduction in energy prices and general investor optimism about the future of the Japanese economy. Within the metals markets, gains of approximately 1.6% were recorded during February, March, May, October, November, and December from long positions in copper, nickel, aluminum, and zinc futures as prices strengthened amid persistent demand from China. Additional gains of approximately 1.3% were experienced in the energy markets during August from long futures positions in natural gas as prices climbed higher after Hurricane Katrina struck the U.S. Gulf Coast. Additional gains were experienced during September from long positions in natural gas as prices continued to strengthen in response to concern for the long-term effects on supplies in the Gulf of Mexico after Hurricane Katrina. Also pushing prices higher was anticipation of strong demand in the coming winter months and fears for the approach of Hurricane Rita and the additional damage it could have caused to output in the Gulf of Mexico.

       The Partnership recorded total trading results including interest income totaling $246,539 and expenses totaling $481,485, resulting in a net loss of $234,946 for the year ended December 31, 2004. The Partnership?s net asset value per Unit decreased from $3,523.50 at December 31, 2003 to $3,430.91 at December 31, 2004.
Total redemptions for the year were $611,182 and the Partnership?s ending capital was $6,184,172 at December 31, 2004, a decrease of $846,128 from ending capital at December 31, 2003 of $7,030,300.

The most significant trading losses of approximately 11.3% were recorded in the currency markets from positions in the Japanese yen versus the U.S. dollar, primarily during the first and second quarter, from both long and short positions in the yen relative to the U.S. dollar as the value of the yen experienced significant short-term price volatility. Conflicting economic data regarding a Japanese economic recovery, uncertainty regarding currency market interventions by the Bank of Japan, geopolitical concerns stemming from instability in Iraq, and uncertainty regarding the direction of U.S. and Japanese interest rates contributed to the yen?s trendless movements. Losses were also recorded from positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar experienced significant ?whipsawing? during the first and second quarter in tandem with the value of the Japanese yen. The price volatility in the Japanese yen also resulted in losses from cross-rate
       positions in the euro versus the Japanese yen for the aforementioned reasons. In the third quarter, volatility in the euro was responsible for losses in euro/Japanese yen cross-rate positions as the value of the euro moved in a trendless pattern due to higher energy prices and uncertainty about the direction of the European economy. Finally, losses were recorded from long positions in the British pound relative to the euro, primarily during December, as the value of the pound reversed lower following news that the Bank of England was considering an interest rate cut and the release of weaker-than-expected British economic data. Additional losses of approximately 1.7% were incurred in the metals markets, primarily during April and December, from long futures positions in gold as prices weakened due to strength in the U.S. dollar and stronger-than-expected economic data. Elsewhere in the metals markets, losses were recorded primarily during July and September from short positions in nickel futures as prices increased on continued demand from China and reports of lower-than-expected inventories. Smaller losses were experienced during December from positions in nickel futures as prices moved without consistent direction due to volatility in the currency markets and conflicting news regarding supply and demand. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 5.9% in the global interest rate futures markets from long positions in European interest rate futures during February, March, August, and September as prices trended higher on uncertainty in the
       global equity markets, disappointing economic data, safe-
haven buying amid major geopolitical concerns, and a surge in oil prices. Further gains from long positions in European interest rates were recorded in the fourth quarter as prices continued to trend higher for the aforementioned reasons, in addition to the rise in the value of the euro. Additional gains of approximately 4.3% were experienced in the energy markets. During much of the year long positions in crude oil and its related products profited as prices trended higher due to consistent news of tight supply, continuing geopolitical concerns in the Middle East, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, major productions disruptions in the Gulf of Mexico, growing civil unrest in Nigeria, and the threat of a national strike in Norway. In December, smaller gains resulted from newly established short positions in crude oil as prices declined on news of a full recovery in production within the Gulf of Mexico, increased output from OPEC, warmer weather in the U.S., and reports of abundant supply. Within the agricultural sector, gains of approximately 2.0% were experienced during January, March, and June from long positions in corn futures as prices increased on news of strong demand from Asia. Further gains were experienced during July and August from short positions in corn futures as prices weakened due to ideal weather conditions in the growing regions of the U.S. Midwest, reports of
increased inventories, and weaker export demand.   Elsewhere in
the agricultural markets, gains were recorded from short positions in cotton futures, primarily during March, April, June, and July, as prices trended lower amid rising supplies and news of a consistent decline in demand from China. Smaller gains of approximately 1.4% were recorded in the global stock index futures markets, primarily during December, from long positions in Australian equity index futures as prices moved higher on positive investor sentiment and speculation that interest rates in that country would remain at current levels throughout 2005. Gains were also recorded during December from long positions in Hang Seng stock index futures as equity prices in Hong Kong moved higher due to strong earnings from the technology sector and optimism that the Japanese economy was finally in full recovery and may, thereby boost the entire Asian region.

The Partnership recorded total trading results including interest income totaling $34,472 and expenses totaling $973,240, resulting in a net loss of $938,768 for the year ended December 31, 2003.
The Partnership?s net asset value per Unit decreased from $3,990.48 at December 31, 2002 to $3,523.50 at December 31, 2003. Total redemptions for the year were $1,097,445 and the Partnership?s ending capital was $7,030,300 at December 31, 2003, a decrease of $2,036,213 from ending capital at December 31, 2002 of $9,066,513.

The most significant trading losses of approximately 7.5% were recorded in the global interest rate markets from short positions
       in Japanese, Australian, and European interest rate
futures during September as bond prices reversed higher due to renewed skepticism regarding a global economic recovery and lower equity prices. Further losses in this sector resulted from long positions in Australian interest rate futures during March as prices reversed sharply lower amid reports of advancing Coalition forces in the Persian Gulf region. Losses within this sector continued during December as European bond prices increased in value amid perceptions that the European Central Bank would maintain low interest rates. Consequently, losses were recorded on short positions in European interest rate futures. Additional losses of approximately 6.1% were recorded in the agricultural markets from positions in coffee and cotton futures as prices experienced volatile price movements through a majority of the year. Elsewhere in the agricultural markets, losses were recorded during October from short positions in corn futures as prices reversed higher due to news of a decrease in supply. In the energy markets, losses of approximately 4.1% were recorded primarily during October, as the Partnership entered the month with short natural gas positions, which proved unprofitable as prices rallied during the first part of the month. In response to this rise in prices, the Partnership reversed its position from short to long, only to see prices decline in the latter part of the month. Additional losses were incurred in the energy sector from positions in crude oil futures as prices moved erratically during October in response to geopolitical and supply/demand factors. Losses were experienced during November and December as energy prices continued to trade in a volatile fashion. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 10.4% in the currency markets produced by long positions in the Australian dollar versus the U.S. dollar during a majority of the year as the value of the Australian currency increased versus the U.S. dollar on the heels of higher commodity prices and a significant interest rate differential between the two countries. Additional gains resulted from long positions in the euro, Singapore dollar, Swedish krona, and Swiss franc versus the U.S. dollar as the value of the U.S. dollar declined throughout the year due to geopolitical uncertainty and negative economic data. Additional currency gains were recorded from long positions in the euro versus the Japanese yen. Additional gains of approximately 1.0% were recorded in the metals markets primarily during the fourth quarter, from long positions in copper and nickel as base metal prices rallied in response to growing investor sentiment that the global economy was on the path to recovery and amid increased demand, especially from China. Smaller gains of approximately 0.3% were experienced in the global stock index futures markets primarily during December from long positions in U.S. stock index futures as prices increased due to strong manufacturing data and the strongest U.S. quarterly growth rate in almost 20 years.

       For an analysis of unrealized gains and (losses) by contract type and a further description of 2005 trading results, refer to the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2005, which is incorporated by reference to
Exhibit 13.01 of this Form 10-K.

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

       In addition to the Trading Manager's internal controls, the
Trading Manager must comply with the Partnership?s trading policies that include standards for liquidity and leverage that must be maintained. The Trading Manager and Demeter monitor the Partnership's trading activities to ensure compliance with the trading policies and Demeter can require the Trading Manager to modify positions of the Partnership if Demeter believes they violate the Partnership's trading policies.

Credit Risk.
In addition to market risk, in entering into futures and forward contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures and forward contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member?s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker?s customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract?s counterparty.

Demeter deals with these credit risks of the Partnership in several ways. First, Demeter monitors the Partnership?s credit exposure to each exchange on a daily basis. The commodity brokers inform the Partnership, as with all their customers, of the Partnership?s net margin requirements for all its existing open positions, and Demeter has installed a system which permits it to monitor the Partnership?s potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership?s margin liability thereon.

Second, the Partnership?s trading policies limit the amount of its Net Assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the Partnership?s trading, usually over several different products and exchanges. Historically, the Partnership?s exposure to any one exchange has typically amounted to only a small percentage of its total Net Assets and on those relatively few occasions where the Partnership?s credit exposure climbs above such level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains
       appropriate.  Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The
Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

For additional information, see the ?Financial Instruments? section under ?Notes to Financial Statements? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2005, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership?s operations.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures and forwards. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike
       an operating company, the risk of market-sensitive
instruments is inherent to the primary business activity of the Partnership.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosure in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.
The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

       The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at December 31, 2005 and 2004. At December 31, 2005 and 2004, the Partnership?s total capital-ization was approximately $4 million and $6 million, respectively.
Primary Market         December 31, 2005    December 31, 2004
Risk Category            Value at Risk       Value at Risk

Interest Rate			   (0.70)%             (0.60)%
Currency                	   (0.53)     		   (2.31)
Equity				   (0.48)			   (1.99)
Commodity                   (1.13)              (0.22)
Aggregate Value at Risk     (1.47)%             (2.63)%


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

The table below supplements the December 31, 2005 VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from January 1, 2005 through December 31, 2005.

Primary Market Risk Category        High        Low      Average
Interest Rate					(1.74)%	  (0.70)%	  (1.32)%
Currency                            (1.25)	  (0.53)	  (1.02)
Equity                              (2.58)	  (0.48)	  (1.53)
Commodity                          	(4.09)	  (0.40)	  (1.57)
Aggregate Value at Risk          	(6.04)%	  (1.47)%	  (3.03)%




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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at December 31, 2004, and for the four quarter-end reporting periods during calendar year 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
       The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of December 31, 2005, such amount is equal to approximately 93% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosure Regarding Primary Trading Risk Exposures
The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the
Partnership manages its primary market risk exposures -   constitute
forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as
       well as the strategies used and to be used by Demeter and the
Trading Manager for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate.	  At December 31, 2005, the Partnership had market
exposure to the global interest rate sector. Exposure was primarily spread across U.S., European, Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries interest rate will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At December 31, 2005, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2005, the Partnership?s major exposures were to the euro and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.


Equity. At December 31, 2005, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At December 31, 2005, the Partnership?s primary exposure was to the Nikkei (Japan) stock index. The Partnership is typically exposed to the risk of adverse price trends or static markets in the Asian, U.S., and European stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. The largest market exposure of the Partnership at December 31, 2005 was to the energy sector. The
Partnership?s energy exposure was shared primarily by futures contracts in crude oil and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. The second largest market exposure of the Partnership at December 31, 2005 was to the markets that comprise these sectors. Most of the exposure was to the cotton, sugar, cocoa, wheat, coffee, soybean meal, soybeans, and corn markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.	At December 31, 2005, the Partnership had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, aluminum, and zinc and precious metals, such as silver and gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Manager utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.


       Qualitative Disclosures Regarding Non-Trading Risk
Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at December 31, 2005 were in euros and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

Quarter	  Total Trading Results        Net	       Net Income/
Ended		including interest income	 Income/(Loss) (Loss) Per Unit

2005
March 31 		$  (777,854)		$  (889,282)	   $(493.36)
June 30	          (1,497)	 	   (104,256)	     (58.67)
September 30	   (143,756)	    	   (236,316)	    (135.98)
December 31	      1,286	  	    (84,464)	     (49.81)

Total			$  (921,821) 		$(1,314,318) 	   $(737.82)



2004
March 31 		$   441,849		$   307,282	   $ 154.01
June 30	    	 (1,297,373)	 	 (1,441,445)	    (731.34)
September 30	    151,585	    	     52,481	      27.17
December 31	    950,478	  	    846,736	     457.57

Total			$   246,539 		$  (234,946) 	   $(92.59)



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

 (b)	There have been no material changes during the period covered by this annual report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Management assessed the effectiveness of the Partnership?s internal control over financial reporting as of December 31, 2005. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2005.

Deloitte & Touche LLP, the Partnership?s independent registered public accounting firm, has issued an attestation report on Management?s assessment of the Partnership?s internal control over financial reporting and on the effectiveness of the Partnership?s internal control over financial reporting. This report, which expresses an unqualified opinion on Management?s assessment and on the effectiveness of the Partnership?s internal control over financial reporting, appears under ?Report of Independent Registered Public Accounting Firm? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2005.

Item 9B.  OTHER INFORMATION
None.
       PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.


Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Effective May 1, 2005, Mr. Raymond A. Harris resigned his position as a Director of Demeter.

Effective May 1, 2005, Mr. Todd Taylor resigned his position as a
Director of Demeter.

Effective May 1, 2005, Mr. William D. Seugling resigned his position as a Director of Demeter.

Effective May 1, 2005, Ms. Louise M. Wasso-Jonikas resigned her position as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 44, is the Chairman of the Board of Directors and President of Demeter. Mr. Rothman is the Managing Director of Morgan Stanley Alternative Investments Group, responsible for overseeing all aspects of the firm?s Managed Futures Department. Mr. Rothman has been with the Managed Futures Department for nineteen years. Throughout his career, Mr. Rothman
       has helped with the development, marketing, and
administration of approximately 40 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and has recently served on its Board of Directors. Mr. Rothman has a B.A. degree in Liberal Arts from Brooklyn College, New York.

Mr. Richard A. Beech, age 54, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984, where he is presently an Executive Director in the Fixed Income Department.
Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing, and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures, and sales management. Mr. Beech has a B.S. degree in Business Administration from Ohio State University and an M.B.A. degree from Virginia Polytechnic Institute and State University.

Ms. Shelley Hanan, age 45, is a Director of Demeter. Ms. Hanan joined Morgan Stanley in 1984. She eventually became the Regional Manager of the Southwest for Private Wealth Management and a Senior Representative for the Morgan Stanley Foundation in Southern California. Her focus was senior relationship management of the firm?s largest private clients in the Southwest. Since January 2005, Ms. Hanan has held the position of Chief Operating Officer of the U.S. Client Coverage Group and is a Managing Director. Ms. Hanan graduated from the University of California at San Diego with a B.A. in Psychology.

Mr. Frank Zafran, age 51, is a Director of Demeter. Mr. Zafran is a Managing Director of Morgan Stanley and, in November 2005, was named Managing Director of Wealth Solutions. Previously, Mr. Zafran was Chief Administrative Officer of Morgan Stanley?s Client Solutions Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales, and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Douglas J. Ketterer, age 40, is a Director of Demeter. Mr. Ketterer is a Managing Director at Morgan Stanley and is head of the Managed Money Group. The Managed Money Group is comprised of a number of departments (including the Alternative Investments Group, Consulting Services Group, and Mutual Fund Department) which offer products and services through Morgan Stanley?s Global Wealth Management Group. Mr. Ketterer joined Morgan Stanley in 1990 and has served in many roles in the corporate finance/investment banking, asset management, and distribution divisions of the firm. Mr. Ketterer received his M.B.A. from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Mr. Harry Handler, age 47, is a Director of Demeter. Mr. Handler serves as an Executive Director for Morgan Stanley in the Global Wealth Management Group. Mr. Handler works in the Investment Solutions Division as Chief Infrastructure and Risk Officer. Additionally, Mr. Handler also serves as Chairman of the Morgan Stanley DW Best Execution Committee and manages the Global Wealth Management Group Stock Lending business. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk for Dean Witter, a predecessor company to Morgan Stanley. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation of Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals as an Assistant to the Chairman. His roles at Mocatta Metals included stints on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean?s List from the University of Wisconsin-Madison with a B.A. degree and a double major in History and Political Science.

       Mr. Kevin Perry, age 36, is the Chief Financial Officer of
Demeter. Mr. Perry currently serves as an Executive Director and Controller within the Global Wealth Management Group at Morgan Stanley. Mr. Perry joined Morgan Stanley in October 2000 and is also Chief Financial Officer of Morgan Stanley Trust National Association. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young LLP from October 1991 to October 2000. Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.

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



       Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership?s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Demeter. The President, Chief Financial Officer, and each member of the Board of Directors of Demeter are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley?s website at http://www.morganstanley.com/ ourcommitment/codeofconduct.html.

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.

Item 12. 	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT
(a)	Security Ownership of Certain Beneficial Owners - At December
31, 2005, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2005,
Demeter owned 55.850 Units of general partnership interest, representing a 3.48 percent interest in the Partnership.

(c)	Changes in Control ? None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 ? ?Related Party Transactions? of ?Notes to Financial Statements?, in the accompanying Annual Report to Limited Partners for the year ended December 31, 2005, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership?s retail commodity broker, Morgan Stanley DW received commodity brokerage commissions (paid and accrued by the Partnership) of $230,697 for the year ended December 31, 2005. In its capacity as the Partnership?s Trading Manager, VK Capital received management fees of $149,375 for the year ended December 31, 2005.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Morgan Stanley DW, on behalf of the Partnership, pays all accounting fees. The Partnership reimburses Morgan Stanley DW through the brokerage commissions it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited
Partners for the year ended December 31, 2005.

(1) Audit Fees. The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership?s Financial Statements and review of the Financial Statements included in the Quarterly Reports on Form 10-Q, audit of Management?s assessment on the effectiveness of the internal control over financial reporting, and in connection with statutory and regulatory filings were approximately $34,155 for the year ended December 31, 2005 and $34,355 for the year ended December 31, 2004.

(2)	Audit-Related Fees. None.

(3)	Tax Fees.  The Partnership did not pay Deloitte & Touche LLP
any amounts in 2005 and 2004 for professional services in connection with tax compliance, tax advice, and tax planning. The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4)  All Other Fees.  None.

The Board of Directors of Demeter serves as the audit committee with respect to the Partnership. The Board of Directors of Demeter has not established pre-approval policies and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Partnership. Consequently, all audit and permitted non-audit services provided by Deloitte & Touche LLP that are borne by Morgan Stanley DW through the brokerage commissions paid for by the Partnership are approved by Morgan Stanley?s Board Audit Committee and the Board of Directors of Demeter.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


1. Listing of Financial Statements
The following Financial Statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2005, are incorporated by reference to
Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered
public accounting firm, for the years ended December 31, 2005, 2004, and 2003.

-	Statements of Financial Condition, including the
Schedules of Investments, as of December 31, 2005 and
2004.

-	Statements of Operations, Changes in Partners' Capital,
and Cash Flows for the years ended December 31, 2005, 2004, and 2003.

-	Notes to Financial Statements.



With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual
Report to Limited Partners for the year ended December 31, 2005, is not deemed to be filed with this report.

2. Listing of Financial Statement Schedules
  No Financial Statement schedules are required to be filed with this report.

3.  Exhibits
 For the exhibits incorporated by reference or filed herewith to this report, refer to Exhibit Index on Pages E-1 to E-2.
       SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
						(Registrant)

					BY:  Demeter Management Corporation,
						General Partner

March 31, 2006			BY: /s/Jeffrey A. Rothman
						 Jeffrey A. Rothman,
						 President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/    Jeffrey A. Rothman                   		March 31, 2006
	  	Jeffrey A. Rothman, President

    /s/    Richard A. Beech                      		March 31, 2006
           Richard A. Beech, Director

    /s/    Shelley Hanan                     		March 31, 2006
           Shelley Hanan, Director

    /s/    Frank Zafran                          		March 31, 2006
           Frank Zafran, Director

    /s/ 	Douglas J. Ketterer                 		March 31, 2006
	 	Douglas J. Ketterer, Director

    /s/	Harry Handler	                 		March 31, 2006
	  	Harry Handler, Director

    /s/  	Kevin Perry		                     		March 31, 2006
		Kevin Perry, Chief Financial Officer


       EXHIBIT INDEX

ITEM

3.01	Limited Partnership Agreement of the Partnership, dated as
of October 28, 1988, is incorporated by reference to
Exhibit 3.01 and Exhibit 3.02 of the Partnership's
Registration Statement on Form S-1 (File No. 33-24662).

10.01	Management Agreement among the Partnership, Demeter
Management Corporation and VK Capital Inc. (formerly known as Morgan Stanley Futures & Currency Management Inc.), dated as of October 28, 1988, is incorporated by reference to Exhibit 10.02 of the Partnership's Registration
Statement on Form S-1 (File No. 33-24662).

10.01(a)	Amendment No. 1 to the Management Agreement among the
Partnership, Demeter, and VK Capital Inc. (formerly known as Morgan Stanley Futures & Currency Management
Inc.), dated as of January 31, 2006, is filed herewith.

10.02	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of May
19, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership?s Form 8-K (File No. 0-17446) filed with the Securities and Exchange Commission on November 13,
2001.

10.03		Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and
acknowledged and agreed to by Morgan Stanley DW Inc.,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership?s Form 8-K (File No.   0-
17446) filed with the Securities and Exchange Commission on November 13, 2001.

10.04	  Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-17446) filed with the
Securities and Exchange Commission on November 13, 2001.

10.05	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the Partnership?s Form 8-K (File No. 0-17446) filed with the Securities and Exchange Commission on November 13, 2001.

10.06	Securities Account Control Agreement among the Partnership,
Morgan Stanley & Co. Incorporated, and Morgan Stanley DW
Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership?s Form 8-K (File No. 0-
17446) filed with the Securities and Exchange Commission on November 13, 2001.

13.01	December 31, 2005 Annual Report to Limited Partners is
filed herewith.

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Demeter
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

         December 31, 2005
         Annual Report

    [LOGO]

Morgan Stanley

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for the Fund. Past performance is no guarantee of future results.



                        1989      1990 1991 1992 1993 1994 1995  1996  1997 1998 1999  2000 2001 2002  2003  2004   2005
FUND                     %         %    %    %    %    %     %    %     %    %    %     %    %    %     %     %      %
--------------------------------------------------------------------------------------------------------------------------
Diversified Futures
 Fund II...........      5.8      51.9 21.7 18.0 7.3  5.4  (2.9) (4.8) 11.3 5.2  (9.5) 20.3 1.9  27.4 (11.7) (2.6) (21.5)
                    (11 1/2 mos.)
--------------------------------------------------------------------------------------------------------------------------

                    INCEPTION-  COMPOUND
                     TO-DATE   ANNUALIZED
                      RETURN     RETURN
FUND                    %          %
-----------------------------------------
Diversified Futures
 Fund II...........   169.3       6.0

-----------------------------------------

DEMETER MANAGEMENT CORPORATION

330 Madison Avenue, 8th Floor
New York, NY 10017
Telephone (212) 905-2700

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.
ANNUAL REPORT
2005

Dear Limited Partner:

  This marks the seventeenth annual report for the Dean Witter Diversified Futures Fund II L.P. (the "Fund"). The Fund began the year at a Net Asset Value per Unit of $3,430.91 and returned -21.5% to $2,693.09 on December 31, 2005. The Fund has increased by 169.3% since it began trading in January 1989 (a compound annualized return of 6.0%).

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

  Effective February 1, 2006, the monthly management fee payable to VK Capital Inc. will be reduced from 1/4 of 1% (a 3% annual rate) to 1/6 of 1% (a 2% annual rate). Also, effective February 1, 2006, the annual incentive fee payable to VK Capital Inc. will be increased from 15% to 20%.

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

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.


                      [CHART]


Year ended December 31, 2005

Currencies                -19.62%
Interest Rates             -5.53%
Stock Indices               2.89%
Energies                    1.31%
Metals                      1.65%
Agriculturals              -2.47%




Note:Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Significant losses were recorded in the currency markets from positions in the euro relative to the British pound and the U.S. dollar. During January, long positions in the euro versus the British pound and the U.S. dollar incurred losses as the value of the euro reversed sharply lower in what many analysts described as a "corrective" move after its strong upward trend during the fourth quarter of 2004. This decline in the value of the euro was attributed to weak economic data out of the European Union and a rebound in the value of its main rival, the U.S. dollar. Additional losses were recorded during February and March from both long and short positions in the euro against these currencies as the value of the euro moved without consistent direction amid conflicting economic data out of Germany. Elsewhere in the currency markets, losses resulted from positions in the Singapore dollar, Swedish krona, South African rand, and Swiss franc relative to the U.S dollar, primarily during February and March, as the value of the U.S. dollar moved in a trendless range amid speculation that China would re-value its currency, negative comments by U.S. Federal Reserve Chairman Alan Greenspan about the considerable U.S. Current-Account deficit, and the U.S. Federal Reserve's announcement of a quarter-point increase in the federal funds rate. During August, further losses were incurred from long U.S. dollar positions against the euro, Swedish krona, and Swiss franc as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders data, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Smaller losses in August were experienced from long positions in the euro versus the British pound cross-rate. Finally, during September, losses were incurred from short U.S. dollar positions against the euro, Swiss franc, and Swedish krona as the value of the U.S. dollar increased on expectations that the U.S. Federal Reserve would most likely continue to raise interest rates.

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

.. Additional losses were recorded in the global interest rate futures markets during March from short European interest rate futures positions as prices reversed higher amid strength in the euro towards the beginning of the month. Prices were also pushed higher on the expectations that Europe would continue to maintain a low interest rate environment, as well as economic concerns stemming from surging energy prices. Further losses were experienced during February from long positions in long-term U.S. interest rate futures as prices declined in response to strong global economic data and congressional testimony by U.S. Federal Reserve Chairman Alan Greenspan, which supported Wall Street expectations for additional interest rate hikes. During the third quarter, losses were recorded from both long and short positions in U.S., Australian, and European fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the U.S. and the European Union, and volatility in energy prices.

.. Within the agricultural complex, losses were recorded from both long and short positions in corn futures during March, April, May, June, and December as prices moved without consistent direction throughout most of the year due to conflicting news regarding supply and demand and weather related factors in the U.S. growing regions. Elsewhere in the agricultural markets, losses were experienced from short positions in cotton futures during January as prices moved higher early in the month due to speculative buying and news of a decrease in supply. Further losses were incurred from long positions in cotton futures during May as prices declined on news of weak demand in China. Smaller losses were experienced during February, March, and September from positions in cocoa futures.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. In the global stock index futures markets, gains were recorded during May, June, July, September, and November from long positions in European equity index futures as prices moved higher on strength in the technology sector, strong corporate earnings, and weakness in the euro. Elsewhere gains were recorded during the fourth quarter from long positions in Japanese stock index futures as prices moved higher on a reduction in energy prices and general investor optimism about the future of the Japanese economy.

.. Within the metals markets, gains were recorded during February, March, May, October, November, and December from long positions in copper, nickel, aluminum, and zinc futures as prices strengthened amid persistent demand from China.

.. Additional gains were experienced in the energy markets during August from long futures positions in natural gas as prices climbed higher after Hurricane Katrina struck the U.S. Gulf Coast. Additional gains were experienced during September from long positions in natural gas as prices continued to strengthen in response to concern for the long-term effects on supplies in the Gulf of Mexico after Hurricane Katrina. Also pushing prices higher was anticipation of strong demand in the coming winter months and fears for the approach of Hurricane Rita and the additional damage it could have caused to output in the Gulf of Mexico.

Managed futures investments are speculative, involve a high degree of risk, use significant leverage, are generally illiquid, have substantial charges, are subject to conflicts of interest, and are suitable only for the risk capital portion of an investor's portfolio. Before investing in any managed futures investment, qualified investors should read the prospectus or offering documents carefully for additional information with respect to charges, expenses, and risks. Past performance is no guarantee of future results.

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

  Management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2005. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2005.

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


/s/ Jeffrey A. Rothman

Jeffrey A. Rothman
President

/s/ Kevin Perry
Kevin Perry
Chief Financial Officer

New York, New York
March 21, 2006

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner:

  We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Dean Witter Diversified Futures Fund II L.P. (the "Partnership") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

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

  In our opinion, management's assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2005 of the Partnership and our report dated March 21, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 21, 2006

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner:

  We have audited the accompanying statements of financial condition of Dean Witter Diversified Futures Fund II L.P. (the "Partnership"), including the schedules of investments, as of December 31, 2005 and 2004, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Diversified Futures Fund II L.P. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 1, in 2005 the Partnership modified its classification of cash within the statements of financial condition and the related statements of cash flows.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Partnership's internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
March 21, 2006

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                         DECEMBER 31,
                                                      -------------------
                                                        2005      2004
                                                      --------- ---------
                                                         $         $
                                    ASSETS
       Equity in futures interests trading accounts:
         Unrestricted cash                            3,904,626 5,260,563
         Restricted cash                                302,965   578,084
                                                      --------- ---------
           Total Cash                                 4,207,591 5,838,647
                                                      --------- ---------
         Net unrealized gain on open contracts
          (MS&Co.)                                      276,820   506,726
         Net unrealized gain on open contracts
          (MSIL)                                         82,528    10,406
                                                      --------- ---------
           Total net unrealized gain on open
            contracts                                   359,348   517,132
                                                      --------- ---------
           Total Trading Equity                       4,566,939 6,355,779
       Interest receivable (Morgan Stanley DW)           11,893     8,989
                                                      --------- ---------
           Total Assets                               4,578,832 6,364,768
                                                      ========= =========

                       LIABILITIES AND PARTNERS' CAPITAL

       LIABILITIES
       Redemptions payable                              239,919   164,684
       Accrued management fees (VK Capital)              11,447    15,912
                                                      --------- ---------
           Total Liabilities                            251,366   180,596
                                                      --------- ---------

       PARTNERS' CAPITAL
       Limited Partners (1,551.026 and 1,735.637
        Units, respectively)                          4,177,057 5,954,816
       General Partner (55.850 and 66.850 Units,
        respectively)                                   150,409   229,356
                                                      --------- ---------
           Total Partners' Capital                    4,327,466 6,184,172
                                                      --------- ---------
           Total Liabilities and Partners' Capital    4,578,832 6,364,768
                                                      ========= =========

       NET ASSET VALUE PER UNIT                        2,693.09  3,430.91
                                                      ========= =========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

STATEMENTS OF OPERATIONS

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            ------------------------------
                                               2005        2004      2003
                                            ----------   --------  --------
                                                $           $         $
     INVESTMENT INCOME
       Interest income (Morgan Stanley DW)     125,818     68,674    74,863
                                            ----------   --------  --------

     EXPENSES
       Brokerage commissions
        (Morgan Stanley DW)                    230,697    277,386   500,216
       Management fees (VK Capital)            149,375    190,798   272,920
       Transaction fees and costs               12,425     13,301    22,087
       Incentive fee (VK Capital)               --          --      178,017
                                            ----------   --------  --------
        Total Expenses                         392,497    481,485   973,240
                                            ----------   --------  --------

     NET INVESTMENT LOSS                      (266,679)  (412,811) (898,377)
                                            ----------   --------  --------

     TRADING RESULTS
     Trading profit (loss):
       Realized                               (892,543)    35,558   571,875
       Net change in unrealized               (157,784)   140,759  (612,266)
                                            ----------   --------  --------
                                            (1,050,327)   176,317   (40,391)
     Proceeds from Litigation Settlement         2,688      1,548     --
                                            ----------   --------  --------
        Total Trading Results               (1,047,639)   177,865   (40,391)
                                            ----------   --------  --------

     NET LOSS                               (1,314,318)  (234,946) (938,768)
                                            ==========   ========  ========

     NET LOSS ALLOCATION:
     Limited Partners                       (1,264,995)  (228,756) (924,305)
     General Partner                           (49,323)    (6,190)  (14,463)

     NET LOSS PER UNIT:
     Limited Partners                          (737.82)    (92.59)  (466.98)
     General Partner                           (737.82)    (92.59)  (466.98)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                    UNITS OF
                   PARTNERSHIP  LIMITED     GENERAL
                    INTEREST    PARTNERS    PARTNER     TOTAL
                   ----------- ----------  --------  ----------
                                   $           $          $
Partners' Capital,
December 31, 2002   2,272.038   8,651,504   415,009   9,066,513
Net loss                --       (924,305)  (14,463)   (938,768)
Redemptions          (276.780)   (932,445) (165,000) (1,097,445)
                    ---------  ----------  --------  ----------
Partners' Capital,
December 31, 2003   1,995.258   6,794,754   235,546   7,030,300
Net loss                --       (228,756)   (6,190)   (234,946)
Redemptions          (192.771)   (611,182)    --       (611,182)
                    ---------  ----------  --------  ----------
Partners' Capital,
December 31, 2004   1,802.487   5,954,816   229,356   6,184,172
Net loss                --     (1,264,995)  (49,323) (1,314,318)
Redemptions          (195.611)   (512,764)  (29,624)   (542,388)
                    ---------  ----------  --------  ----------
Partners' Capital,
December 31, 2005   1,606.876   4,177,057   150,409   4,327,466
                    =========  ==========  ========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

STATEMENTS OF CASH FLOWS

                                         FOR THE YEARS ENDED DECEMBER 31,
                                        ---------------------------------
                                           2005        2004       2003
                                        ----------  ---------  ----------
                                            $           $          $
     CASH FLOWS FROM
      OPERATING ACTIVITIES
     Net loss                           (1,314,318)  (234,946)   (938,768)
     Noncash item included in net
      loss:
       Net change in unrealized            157,784   (140,759)    612,266
     (Increase) decrease in operating
      assets:
       Restricted cash                     275,119    125,315     332,566
       Interest receivable
        (Morgan Stanley DW)                 (2,904)    (4,874)      3,163
     Decrease in operating liabilities:
       Accrued management fees
        (VK Capital)                        (4,465)    (2,449)     (5,166)
       Accrued incentive fee
        (VK Capital)                        --          --       (279,771)
                                        ----------  ---------  ----------
     Net cash used for operating
      activities                          (888,784)  (257,713)   (275,710)
                                        ----------  ---------  ----------

     CASH FLOWS FROM
      FINANCING ACTIVITIES
     Cash paid from redemptions of
      Units                               (467,153)  (742,068)   (843,168)
                                        ----------  ---------  ----------
     Net cash used for financing
      activities                          (467,153)  (742,068)   (843,168)
                                        ----------  ---------  ----------

     Net decrease in unrestricted cash  (1,355,937)  (999,781) (1,118,878)

     Unrestricted cash at beginning
      of period                          5,260,563  6,260,344   7,379,222
                                        ----------  ---------  ----------

     Unrestricted cash at end
      of period                          3,904,626  5,260,563   6,260,344
                                        ==========  =========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2005 AND 2004

                                              LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                  GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
------------------------------                --------------- ------------- ---------------- ------------- --------------
2005 PARTNERSHIP NET ASSETS: $4,327,466              $              %              $               %             $
Commodity                                         122,590          2.83         (11,905)         (0.28)       110,685
Equity                                             32,440          0.75            --              --          32,440
Foreign currency                                   71,085          1.64          12,458           0.29         83,543
Interest Rate                                      (2,511)        (0.06)            119            --          (2,392)
                                                  -------         -----         -------          -----        -------
 Grand Total:                                     223,604          5.16             672           0.01        224,276
                                                  =======         =====         =======          =====
 Unrealized Currency Gain                                                                                     135,072
                                                                                                              -------
 Total Net Unrealized Gain per Statement of
   Financial Condition                                                                                        359,348
                                                                                                              =======

2004 PARTNERSHIP NET ASSETS: $6,184,172
Commodity                                          80,975          1.31         (42,918)         (0.69)        38,057
Equity                                             86,557          1.40            --              --          86,557
Foreign currency                                  220,502          3.56            --              --         220,502
Interest rate                                      15,936          0.26          12,075           0.19         28,011
                                                  -------         -----         -------          -----        -------
 Grant Total:                                     403,970          6.53         (30,843)         (0.50)       373,127
                                                  =======         =====         =======          =====
 Unrealized Currency Gain                                                                                     144,005
                                                                                                              -------
 Total Net Unrealized Gain per Statement of
   Financial Condition                                                                                        517,132
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

  The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"). The trading manager is VK Capital Inc. ("VK Capital" or the "Trading Manager"), formerly, Morgan Stanley Futures & Currency Management Inc. Demeter, Morgan Stanley DW, MS&Co., MSIL, and VK Capital are wholly-owned subsidiaries of Morgan Stanley.

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

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


REVENUE RECOGNITION. Futures Interests are open commitments until settlement date, at which time they are realized. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Operations. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 80% of its average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies owed to the Partnership on Futures Interests.
  The Partnership's functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

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

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS. The Partnership accrues brokerage commissions and transaction fees and costs on a half-turn basis at 80% and 100%, respectively, of the rates Morgan Stanley DW and MS&Co., respectively, charges parties that are not clearinghouse members. Brokerage commissions and transaction fees and costs combined are capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of the Partnership's Net Assets as of the last day of each month.

OPERATING EXPENSES. The Partnership incurs a monthly management fee and may incur an incentive fee. Demeter and Morgan Stanley DW bear all other operating expenses.

REDEMPTIONS. Limited partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of any calendar quarter, upon five business days advance notice by redemption form to Demeter.

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


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

LITIGATION SETTLEMENT. On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and the Partnership received settlement award payments in the amount of $157,127 during August 2002, $1,548 during July 2004, and $2,688 during November 2005. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.

RECLASSIFICATIONS. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2005 presentation. Such reclassifications have no impact on the Partnership's reported net income
(loss).

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

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


--------------------------------------------------------------------------------
3. TRADING MANAGER
Demeter, on behalf of the Partnership and itself, has entered into a Management Agreement with VK Capital to make all trading decisions for the Partnership.
  Compensation to VK Capital by the Partnership consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE. The monthly management fee is accrued daily at the rate of 1/4 of 1% (a 3% annual rate) of the Partnership's month-end Adjusted Net
Assets, as defined in the Management Agreement.
  Effective February 1, 2006, the monthly management fee will be reduced to 1/6 of 1% (a 2% annual rate) of the Partnership's month-end Adjusted Net Assets. INCENTIVE FEE. The Partnership pays an annual incentive fee to VK Capital equal to 15% of the trading profits earned by the Partnership as of the end of each annual incentive period ending January 31. Trading profits represent the amount by which profits from futures and forwards trading exceed losses after brokerage commissions, management fees, and transaction fees and costs are deducted. Such incentive fee is accrued in each month in which trading profits occur. In those months in which trading profits are negative, previous accruals, if any, during the incentive period are reduced. In those instances in which limited partners redeem Units, incentive fees earned (through the date of such redemptions) are paid to VK Capital on those Units redeemed in the month of such redemptions.
  Effective February 1, 2006, the annual incentive fee will be increased to 20% of the trading profits earned by the Partnership as of the end of each annual incentive period ending January 31.

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

  The net unrealized gains on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the Statements of Financial Condition, and their longest contract maturities were as follows:

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS      LONGEST MATURITIES
                   --------------------------- -------------------
                               OFF-                        OFF-
                   EXCHANGE- EXCHANGE-         EXCHANGE- EXCHANGE-
              YEAR  TRADED    TRADED    TOTAL   TRADED    TRADED
              ---- --------- --------- ------- --------- ---------
                       $         $        $
              2005  289,840    69,508  359,348 Sep. 2006 Mar. 2006
              2004  323,480   193,652  517,132 Sep. 2005 Mar. 2005

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

  The Partnership has credit risk associated with counterparty nonperformance. As of the date of the financial statement, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.
  The Partnership also has credit risk because Morgan Stanley DW, MS&Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange- traded futures and forward contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and forward contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and forward contracts, including an amount equal to the net unrealized gains (losses) on all open futures contracts, which funds, in the aggregate, totaled $4,497,431 and $6,162,127 at December 31, 2005 and 2004, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

DEAN WITTER DIVERSIFIED FUTURES FUND II L.P.

NOTES TO FINANCIAL STATEMENTS
(concluded)


--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

               PER UNIT OPERATING PERFORMANCE:
               NET ASSET VALUE, JANUARY 1, 2005:      $3,430.91
                                                      ---------
               NET OPERATING RESULTS:
                 Interest Income                          72.22
                 Expenses                               (225.30)
                 Realized Loss                          (495.71)
                 Unrealized Loss                         (90.57)
                 Proceeds from Litigation Settlement       1.54
                                                      ---------
                 Net Loss                               (737.82)
                                                      ---------
               NET ASSET VALUE, DECEMBER 31, 2005:    $2,693.09
                                                      =========

               FOR THE 2005 CALENDAR YEAR:
               RATIOS TO AVERAGE NET ASSETS:
                 Net Investment Loss                     (5.4)%
                 Expenses before Incentive Fees            8.0%
                 Expenses after Incentive Fees             8.0%
                 Net Loss                               (26.7)%
               TOTAL RETURN BEFORE INCENTIVE FEES       (21.5)%
               TOTAL RETURN AFTER INCENTIVE FEES        (21.5)%

               INCEPTION-TO-DATE RETURN                  169.3%
               COMPOUND ANNUALIZED RETURN                  6.0%

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